Form 10-Q
period 1995-09-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1995-11-13
CIK 754591

                SECURITIES & EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                           FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

For Quarter Ended September 30, 1995        Commission File Numbers 2-93624,
                                           33-3928,33-20161,33-24149
                                           33-48368 and 33-76642

                    RAY ELLISON MORTGAGE ACCEPTANCE CORP.
                    _____________________________________

            Texas                        74-2337351
________________________________         ______________________________
(State or other jurisdiction  of         (IRS Employer Identification
incorporation  or  organization)             Number)

               4800 Fredericksburg Road, San Antonio, Texas 78229
______________________________________________________________________
              (Address  of  Principal  Executive  Offices)

    Registrant's telephone number, including area code:(210) 349-1111

                                 N/A
______________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                      Yes /X/         No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at November 09, 1995
_________________________________  _______________________________
Common  Stock,  $1.00  par  value            10,000 shares

                   RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                         INDEX TO FORM 10-Q

                    Quarter Ended September 30, 1995


     Part I.   Financial Information
               ______________________

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               September 30, 1995 and
               December 31, 1994                         4 of 16

             Statements of Operations (Unaudited)
               Three and Nine months ended
               September 30, 1995 and 1994               5 of 16

             Statements of Cash Flows (Unaudited)
               Three and Nine months ended
               September 30, 1995 and 1994               6 of 16

             Notes to Unaudited Financial Statements     7 of 16

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 16


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 16

     Item 1.   Financial Statements

               See next page.

  RAY ELLISON MORTGAGE ACCEPTANCE CORP.
     BALANCE SHEETS

                                        (UNAUDITED)
                                        September 30     December 31,
                                            1995             1994
                                         _______________________________
     ASSETS
       Cash                               $     71,974  $      51,523
       Accrued interest receivable           2,732,642      3,070,393
       Underwriting fees and bond
         issuance expenses                  16,694,622     19,150,592
       Requisite funds on deposits             358,570        231,610
       Notes Receivable from affiliates        200,232              -

       Investment in GNMA securities       452,625,548    498,469,560
       Fair value adjustment                13,760,456    (24,491,230)
       Less:  unamortized discount         (18,377,682)   (20,620,262)
                                          _____________ ______________
                                           448,008,322    453,358,068

       Deferred tax asset                            -        804,276
                                          _____________  ______________
                                          $468,066,362   $476,666,462
                                         =============  =============
       LIABILITIES
       Accounts payable                         30,000   $     77,243
       Accrued interest                      2,689,699      2,849,728
       Notes payable to affiliates                   -        493,698
       Bonds payable                       446,986,000    491,864,000
       Deferred tax liability                4,283,305              -
                                          _____________  ____________
                                           453,989,004    495,284,669

     STOCKHOLDER'S EQUITY (DEFICIT):
       Common Stock, $1.00 par value,
        10,000 shares authorized,
        issued and outstanding                  10,000         10,000
       Contributed capital                   1,957,390      1,982,062
       Unrealized gains (losses) on
        available-for-sale securities
        net of tax                           9,081,901    (24,491,230)
       Retained earnings                     3,028,067      3,880,961
                                          _____________  _____________
                                            14,077,358    (18,618,207)
                                         ______________  _____________
                                         $ 468,066,362  $ 476,666,462
                                         ==============  ============

RAY ELLISON MORTGAGE ACCEPTANCE CORP.
STATEMENT OF OPERATIONS (UNAUDITED)


                                           Three Months Ended           Nine Months Ended
                                              September 30,                 September 30,
                                             1995          1994          1995         1994
                                         ____________________________________________________
INCOME
  Interest Income                        $ 8,575,887    $8,204,145     $27,121,784 $22,362,942
  Amortization of discount                   473,564       346,966       1,141,951   1,692,039
  Gain on sales of GNMA securities         1,510,301     1,156,369       4,373,486   1,344,973
                                         _____________________________________________________
                                          10,559,752     9,707,480      32,637,221  25,399,954

EXPENSE
  Interest expense                         8,421,124     8,094,385      26,745,767  22,116,823
  Amortization of underwriting fees
    and bond issuance expenses             1,582,938       864,413       3,994,945   2,559,386
  General and administrative                  45,985       190,882         365,049     510,205
                                         ______________________________________________________
                                          10,050,047     9,149,680      31,105,761  25,186,414
                                         ______________________________________________________

  Income before taxes                        509,705       557,800       1,531,460     213,540

Income tax expense                           103,980        84,806         384,354      53,378
                                         ______________________________________________________
  Net Income                             $   405,725    $  472,994     $ 1,147,106 $   160,162
                                         ======================================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)
                                                   Nine Months Ended
                                                      September 30
                                                    1995         1994
                                               _________________________
OPERATING ACTIVITIES
 Net Income (loss)                            $  1,147,106    $  160,162
 Adjustments to reconcile net income (loss)
   to net cash provided by used in operating
      activities:
   Income tax expense                              384,354        53,378
   Amortization of discount                     (1,141,951)   (1,692,039)
   Amortization of underwriting fees and bond
      issuance expense                           3,994,945     2,559,386
   (Gain)on sale of GNMA securities             (4,373,486)   (1,344,973)
 Changes in operating assets and liabilities:
   Accrued interest receivable                     337,751      (558,413)
   Accounts payable                                (47,243)       87,263
   Accrued interest payable                       (160,029)      542,591
                                                ____________  ___________
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                         141,447      (192,645)

INVESTING ACTIVITIES
 Advances and notes with affiliate                (693,931)      827,862
 Principal payments received on GNMA securities 21,356,398    43,488,887
 Purchase of GNMA securities                   (56,859,571) (162,932,698)
 Proceeds from sale of GNMA securities          84,620,043    20,127,415
                                                ____________ ____________
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                      48,422,939   (98,488,534)

FINANCING ACTIVITIES
 Decrease(increase)in requisite funds on deposit  (126,960)      178,361
 Increase in underwriting fees and bond
  issuance expenses                             (1,538,975)   (6,100,104)
 Proceeds from sales of bonds                   38,225,000   162,750,000
 Redemption of bonds payable                   (83,103,000)  (58,623,000)
 Dividends paid                                 (2,000,000)            -
                                               _____________ ____________
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                     (48,543,935)   98,205,257

INCREASE (DECREASE)IN CASH                          20,451      (475,922)
Cash at beginning of year                           51,523       703,349
                                               ____________  ___________
               CASH AT SEPTEMBER 30, 1995      $    71,974   $   227,427
                                               ============  ===========

                Ray Ellison Mortgage Acceptance Corp.

               Notes to Unaudited Financial Statements

                       September 30, 1995 and 1994


1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.   Bonds Payable

The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity    Dec. 31,   Sept.30,
Series  Issued    at Issue     Date      Date        1994        1995
______  ______  ____________  ________  ________   __________  __________
1985A  02/27/85 $ 11,559,000  11.500%  03/28/2015  $   -       $   -
1985B  03/28/85   10,337,000  12.000%  04/28/2015      -           -
1985C  04/24/85   10,343,000  11.850%  12/28/2015      -           -
1985D  05/20/85   13,714,000  11.450%  07/28/2016      -           -
1985E  06/26/85   12,784,000  10.750%  08/28/2016      -           -
1985F  07/25/85   10,004,000  10.625%  09/28/2016      -           -
1985G  08/28/85    9,223,000  10.750%  10/28/2016      -           -
1985H  09/26/85    9,106,000  10.500%  11/28/2016      -           -

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       September 30, 1995 and 1994

2.  Bonds Payable continued

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity    Dec. 31,    Sept.30,
Series  Issued    at Issue     Date      Date        1994        1995
______  ______    ________    ________  _________  ______________________
1985I  10/24/85   11,753,000  10.875%  12/28/2016      -           -
1985J  11/26/85    8,720,000  10.400%  01/28/2017      -           -
1985K  12/26/85    8,923,000  10.250%  02/28/2017      -           -
1986A  01/28/86    9,380,000   9.750%  03/28/2017      -           -
1986B  02/27/86   19,512,000   9.750%  04/28/2017
1986C  03/26/86    9,204,000   9.375%  05/28/2017      -           -
1986D  04/23/86    9,989,000   8.500%  06/28/2017      -           -
1986E  06/26/86   10,650,000   9.250%  08/28/2017      -           -
1986F  07/24/86   20,600,000   9.000%  09/28/2017      -           -
1986G  08/28/86   20,990,000   9.000%  10/28/2017      -           -
1986H  09/25/86   14,153,000   8.625%  11/28/2017      -           -
1986I  11/25/86   10,002,000   8.625%  01/28/2018      -           -
1986J  12/30/86    9,390,000   8.250%  02/28/2018      -           -
1987A  07/30/87   17,500,000   9.000%  09/28/2018      -           -
1987B  08/27/87   18,000,000   9.000%  10/28/2018      -           -
1987C  09/30/87   10,000,000   9.500%  11/28/2018      -           -
1987D  10/29/87   15,000,000   9.750%  12/31/2018      -           -
1987E  11/25/87   16,000,000  10.000%  01/31/2019      -           -
1987F  11/25/87   16,655,000   9.500%  01/31/2019      -           -
1988A  01/27/88   15,000,000   9.500%  03/31/2019      -           -
1988B  02/25/88   13,925,000   9.000%  04/30/2019      -           -
1988C  02/25/88   10,000,000   8.500%  04/30/2019      -           -
1988D  03/30/88   14,950,000   8.750%  05/31/2019      -           -
1988E  05/26/88   18,000,000   9.125%  07/31/2019      -           -
1988F  06/23/88   33,000,000   9.375%  08/31/2019      -           -
1988G  06/23/88   14,000,000   9.450%  08/31/2019      -           -
1988H  07/28/88   15,000,000   9.125%  09/30/2019      -           -
1988I  08/25/88   25,000,000   9.375%  10/31/2019      -           -

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       September 30, 1995 and 1994


2.  Bonds Payable continued

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity    Dec. 31,    Sept.30,
Series  Issued    at Issue     Date      Date        1994        1995
______  ______    __________  ________ __________  ___________ __________
1988J  08/25/88   22,000,000   9.200%  10/31/2019      -           -
1988K  09/29/88   17,000,000   9.150%  11/30/2019      -           -
1988L  10/27/88   20,000,000   9.100%  12/31/2019      -           -
1988M  11/23/88   30,000,000   9.000%  01/31/2020      -           -
1989A  01/25/89   22,000,000   9.500%  03/31/2020      -           -
1989B  01/25/89   17,000,000   9.600%  03/31/2020      -           -
1990A  05/24/90    5,000,000   9.500%  05/31/2021      -           -
1990B  08/30/90   15,150,000   9.000%  08/31/2021      -           -
1990C  09/27/90   10,000,000   9.100%  09/30/2021      -           -
1990D  09/27/90   10,000,000   9.000%  09/30/2021      -           -
1990E  10/25/90   10,000,000   9.150%  10/31/2021      -           -
1990F  10/25/90   14,500,000   9.050%  10/31/2021      -           -
1990G  11/21/90   15,000,000   9.000%  11/30/2021   5,466,000      -
1990H  12/27/90    8,000,000   8.500%  12/31/2021   3,479,000      -
1991A  02/21/91    9,000,000   8.100%  02/28/2022   6,103,000      -
1991B  03/28/91    5,000,000   8.100%  03/31/2022   3,796,000      -
1991C  04/25/91    6,000,000   8.150%  04/30/2022   4,903,000      -
1991D  05/30/91   12,650,000   8.150%  05/31/2022   3,885,000      -
1991E  06/27/91   28,500,000   8.500%  06/30/2022  16,354,000      -
1991F  07/25/91   18,000,000   8.450%  07/31/2022   9,101,000      -
1991G  08/29/91   18,000,000   8.000%  08/31/2022  12,653,000      -
1991H  09/26/91   14,000,000   7.875%  09/30/2022   9,180,000   8,616,000
1991I  11/27/91   13,000,000   7.500%  11/30/2022   9,928,000   9,175,000
1991J  12/23/91    7,000,000   7.500%  12/31/2022   4,655,000   4,407,000
1992A  03/26/92   21,000,000   7.250%  03/31/2023  16,159,000  15,262,000
1992B  04/23/92    6,500,000   7.400%  04/30/2023   5,464,000   4,957,000
1992C  05/28/92   17,500,000   7.600%  05/31/2023  13,614,000  12,548,000
1992D  06/25/92   24,000,000   7.400%  06/30/2023  19,625,000  18,629,000

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       September 30, 1995 and 1994


2.  Bonds Payable continued

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity    Dec. 31,    Sept.30,
Series  Issued    at Issue     Date      Date        1994        1995
______  ______    __________  ________ __________  ___________ __________
1992E  07/30/92   19,000,000   7.150%  07/31/2023  13,256,000  12,427,000
1992F  08/27/92    8,000,000   6.600%  08/31/2023   5,467,000   5,327,000
1992G  11/25/92   47,250,000   7.000%  11/30/2023  42,938,000  41,164,000
1992H  12/23/92   23,600,000   7.100%  12/31/2023  21,889,000  20,990,000
1992I  12/23/92   14,300,000   7.050%  12/31/2023  12,692,000  12,087,000
1993A  01/28/93   24,000,000   7.000%  01/31/2024  22,791,000  21,392,000
1993B  12/22/93   21,000,000   6.000%  12/31/2024  20,765,000  20,579,000
1994A  01/27/94   15,000,000   6.000%  01/31/2025  14,847,000  14,714,000
1994B  02/24/94   13,000,000   6.000%  02/28/2025  12,879,000  12,764,000
1994C  03/24/94   10,000,000   6.500%  03/31/2025   9,925,000   9,845,000
1994D  05/26/94   19,500,000   7.400%  05/31/2025  19,128,000  18,453,000
1994E  05/26/94   13,950.000   7.500%  05/31/2025  13,823,000  13,360,000
1994F  06/23/94   16,000,000   7.300%  06/30/2025  15,913,000  15,275,000
1994G  07/28/94   16,500,000   7.125%  07/31/2025  16,387,000  15,993,000
1994H  07/28/94   24,150,000   7.500%  07/31/2025  24,050,000  23,726,000
1994I  08/25/94   16,050,000   7.500%  08/31/2025  15,855,000  15,316,000
1994J  09/29/94   18,600,000   7.500%  09/30/2025  18,403,000  17,773,000
1994K  11/23/94   15,000,000   8.000%  11/30/2025  14,991,000  14,416,000
1994L  12/28/94   15,000,000   8.100%  12/31/2025  15,000,000  14,463,000
1994M  12/28/94   16,500,000   8.000%  12/31/2025  16,500,000  15,724,000
1995A  02/23/95    8,000,000   8.000%  02/28/2026       -       7,851,000
1995B  03/30/95   21,000,000   7.500%  03/31/2026       -      20,612,000
1995C  05/25/95    9,225,000   7.100%  05/31/2026       -       9,141,000
                ____________                       ___________ __________
               1,313,566,000                      491,864,000 446,986,000
               =============                      =========== ===========

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       September 30, 1995 and 1994



2.  Bonds payable continued


The remaining bonds may be redeemed at the option of the Company, in whole or in part, at any time after the fourth anniversary of their issuance. To ensure sufficient funds to meet debt service requirements, the Indenture provides for redemption if the payments to be made on the GNMA securities will be less than the debt service requirements. The amounts of bonds to be redeemed are dependent on a number of factors such as: 1) prepayments on the GNMA securities, 2) interest earned on requisite funds, 3) deposit or substitution of collateral in lieu of bond redemption , and 4) requests for redemption by bondholders. In all redemptions described above, the redemption price will be 100% of the principal amount of the bonds to be redeemed plus interest accrued to the date of redemption.

3.  Dividend to Parent

On September 27, 1995 Ray Ellison Mortgage Acceptance Corp.paid a cash divident of two million ($2,000,000) dollars to it's parent, Ray Ellison Mortgage Investment Corp.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


               Quarter and Nine months ended September 30, 1995


       As of September 30, 1995, the Company has completed the issuance of eighty-seven Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

       From time to time, the Company has substituted or deposited additional GNMA securities to below-market Bond Series in accordance with the Indentures under which the Bonds are issued. Management anticipates that such substitution or deposit of additional GNMA securities in these Bond Series will defer redemptions in the Bond series affected.

       Additionally, from time to time the Company has substituted or withdrawn GNMA securities securing above-market Bond Series to the extent permitted by the Indentures. Management anticipates that such substitutions or withdrawals of GNMA securities will accelerate redemptions in the Bond Series affected.

       As of September 30, 1995 the Company has exercised its option to redeem 57 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1991G). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.

       The Company anticipates that receipts from the GNMA securities securing each outstanding series of Bonds together with reinvestment income thereon and funds available in any reserve funds which may be established for such series, will be adequate to meet the Company's cash flow requirements to pay administrative expenses and the principal of and interest on each series of Bonds as they become due. The Company does not have, nor does management expect that the Company will have, any significant source of cash flow other that capital contributions from its parent and/or advances from its affiliates and receipts on collateral securing Bonds which have been or may be issued by the Company.

       Because each series of outstanding Bonds is secured by GNMA securities paying interest and principal at specified rates backed by existing pools of mortgage loans, and because payment on outstanding Bonds issued by the Company are at fixed interest rates, management does not expect that changes in economic factors will significantly affect the Company's ability to meet its obligations as they come due.

       In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. Under the new rules, debt securities that the Company does not have the positive intent and ability to hold to maturity are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity.

       All GNMA securities are classified as available-for-sale as of January 1, 1994. Accordingly, GNMA securities are reflected on the accompanying balance sheet at fair value, with the unrealized gains and losses, net of tax reported in a separate category of shareholders' equity. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principal. The opening balance of stockholders' equity on January 1, 1994 was increased $14,500,000 (net of tax), representing the recognition of unrealized appreciation for the Company's investment in GNMA's determined to be available-for-sale, which were previously carried at amortized cost. At December 31, 1994, application of FAS 115 resulted in a reduction of stockholders' equity of $24,491,230. At September 30, 1995, application of FAS 115 resulted in an increase of 9,081,901.

       The Company wishes to emphasize that due to the nature of its business, the GNMA securities carried as available-for-sale collateralize GNMA-collateralized bonds, and the securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA securities fluctuates significantly as interest rates change; therefore, the market values of the GNMA securities as of the future redemption dates may vary significantly from the current date, and the realization of the unrealized gains is not assured. When market is such that the value of GNMA securities is less than amortized cost, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value increases, whichever is sooner, and the Company would not realized any unrealized losses. Thus, no tax benefit is recognized for unrealized losses for the Company's investment in GNMA's. The Company does recognize deferred tax liability for unrealized gains for the Company's investment in GNMA's.

    Part II. Other Information

     Item 6.   Exhibits and Reports on Form 8K

               (a) Report on Form 8K for item 5- See Report dated September 26, 1995 for $2,000,000 dividend to parent

              Signatures:


                Pursuant to the requirements of the Securities and Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               RAY ELLISON MORTGAGE ACCEPTANCE CORP.
               (Registrant)



               /s/ Locksley Simmons
               ____________________________________
               Locksley Simmons
               Vice President and Chief Financial Officer


               DATE:  November 13, 1995