Form 10-K405
period 1995-12-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1996-03-26
CIK 754591

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

  For the year ended December 31, 1995         Commission File No. 33-76642

                    RAY ELLISON MORTGAGE ACCEPTANCE CORP.
                    -------------------------------------
          (Exact name of registrant as specified in its charter)

 Incorporated in Texas                               74-2337351
 ----------------------------             ------------------------------
 State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation or organization)            Number)

               4800 Fredericksburg Road, San Antonio, Texas 78229
        -------------------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (210) 349-1111
                                                           --------------

      Securities registered pursuant to Section 12(b) of the Act:
                                  None

        Securities registered pursuant to Section 12(g) of the Act:
                                 None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                            Yes  X   No
                                ---     ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statments incorporated by reference in Part III of this 10-k or any amend-ment to this Form 10-K. X

  Aggregate market value of voting stock held by non-affiliates of the reg-istrant at February 25, 1996:
                                 None

   Number of shares of Common Stock outstanding at February 25, 1996:
                             10,000 shares

Item 1. Business


        Ray Ellison Mortgage Acceptance Corp. ("REMAC") was incorporated in the State of Texas on October 1, 1984 and is a wholly-owned subsidiary of Ray Ellison Mortgage Investment Corp. ("REMIC"). Ray Ellison Industries, Inc. is the parent company of REMIC and the ultimate corporate parent of REMAC. REMAC's principal office is located at 4800 Fredericksburg Road at Loop 410, San Antonio, Texas 78229. Its telephone number is (210) 308-1403.

        REMAC was organized for the purpose of facilitating the financing of long-term residential mortgage loans and does not intend to engage in any business or investment activities other than issuing and selling GNMA-Collateralized Bonds and acquiring, owning, holding, pledging and dealing with GNMA securities to be pledged as collateral for such Bonds, together with any activities incidental to the foregoing. Substantially all of the assets of REMAC consist of the GNMA securities pledged to secure specific series of its GNMA-Collateralized Bonds. REMAC's term of existence is not limited under its Articles of Incorporation.

        Article Three of REMAC's Articles of Incorporation limits the nature of the business to be conducted by REMAC to (a) issuing and selling its GNMA-Collateralized Bonds, notes or other obligations which a Texas corporation is authorized to issue, which Bonds shall be rated by a nationally recognized investment rating agency and given that agency's highest bond rating, (b) buying, selling, holding, transferring, pledging, assigning, refinancing or otherwise dealing in GNMA securities, and (c) doing anything else required or suitable and convenient to accomplish the foregoing.


Item 2. Properties

        The Company neither owns nor leases any buildings or real estate.


Item 3. Legal Proceedings

        The Company is not involved in any pending litigation, nor is the Company aware of any proceedings contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

        All of REMAC's outstanding common stock is owned by Ray Ellison Mortgage Investment Corp. Accordingly, there is no market for its common stock.







        During the year ended December 31, 1995, the Company declared and paid $2,000,000 in cash dividends. REMAC did not pay any dividends in 1994. Effective June 30, 1993, REMAC declared and paid a cash dividend of $10,000,000. REMAC paid a dividend of $10,000,000 by transferring short-term government agency securities on November 24, 1993.

Item 6.  Selected Financial Data

                                In Thousands of Dollars
                      ---------------------------------------------
                      1995       1994      1993      1992       1991
Interest Income     $35,245    $30,928   $32,636   $47,157    $51,088

Interest Expense     34,757     30,524    31,599    46,656     50,890

Total Assets        459,002    476,666   365,326   511,043    581,515

Bonds Payable       429,652    491,864   357,160   488,117    569,805


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                     Year ended December 31, 1995


        As of December 31, 1995, the Company has completed the issuance of eighty-seven Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Group. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.


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

        As of December 31, 1995, the Company has exercised its option to redeem its Series 1985A through 1985K Bonds, its Series 1986A through 1986J Bonds, its Series 1987A through 1987F Bonds, its Series 1988A through 1988M Bonds, its Series 1989A and Series 1989B Bonds, its Series 1990A through 1990H Bonds, and its Series 1991A through 1991H Bonds. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

        The Company anticipates that receipts from the GNMA securities securing each outstanding series of Bonds together with reinvestment income thereon and funds available in any expense funds which may be established for such series, will be adequate to meet the Company's cash flow requirements to pay administrative expenses and the principal of and interest on each series of Bonds as they become due. The Company does not have, nor does management expect that the Company will have, any significant source of cash flow other than capital contributions from its parent and/or advances from its affiliates and receipts on collateral securing Bonds which have been or may be issued by the Company.

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

        In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. Under the new rules, debt securities that the Company does not have the positive intent and ability to hold to maturity are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity.

        All GNMA securities are classified as available-for-sale as of January 1, 1994. Accordingly, GNMA securities are reflected on the accompanying balance sheet at fair value, with the unrealized gains and losses, net of tax reported in a separate category of shareholders' equity. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principal. The opening balance of stockholders' equity was increased $14,500,000 (net of tax), representing the recognition in of unrealized appreciation, for the Company's investment in GNMA's determined to be available-for-sale, which were previously carried at amortized cost. At December 31, 1994, application of FAS 115 resulted in a reduction in stockholder's equity of $24,491,230 net of -0-taxes, for the Company's investment in GNMA securities determined to be available-for-sale. At December 31, 1995, application of FAS 115 resulted in an increase in stockholders equity of $14,427,611 (net of $7,432,405 in deferred income taxes) representing the net unrealized gain on securities classified as available-for-sale.

        The Company wishes to emphasize that due to the nature of its business, the GNMA securities carried as available-for-sale collateralize GNMA-collateralized bonds, and the securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA securities fluctuates significantly as interest rates change; therefore, the market values of the GNMA securities as of the future redemption dates may vary significantly from the current date, and the realization of the unrealized gains is not assured. When market is such that the value of GNMA securities is less than amortized cost, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realize any unrealized losses.
     Thus, no tax benefit is recognized for unrealized losses for the Company's investment in GNMA's.

 Item 8.  Financial Statements and Supplementary Data:

        See Next Page

   Report of Ernst & Young LLP, Independent Auditors




Board of Directors
Ray Ellison Mortgage Acceptance Corp.

We have audited the accompanying balance sheets of Ray Ellison Mortgage Acceptance Corp., a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp., as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ray Ellison Mortgage Acceptance Corp. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for its security investment. As discussed in Note 7 to the financial statements, in 1993 the Company changed its method of accounting for income taxes.



February 12, 1996
San Antonio, Texas                         Ernst & Young LLP

  RAY ELLISON MORTGAGE ACCEPTANCE CORP.
     Balance Sheets


                                                     December 31,
                                                 1995             1994
                                          _______________________________
    ASSETS
      Cash                                  $      3,956    $      51,523
       Accrued interest receivable             2,617,251        3,070,393
       Underwriting fees and bond
         issuance expenses                    15,836,185       19,150,592
       Requisite funds on deposits               386,817          231,610
       Notes receivable from affiliates        1,244,279                -

      Investment in GNMA securities          434,652,607      498,469,560
       Plus (Less)
       Fair value adjustment                  21,860,016      (24,491,230)
       Unamortized discount                  (17,598,623)     (20,620,262)
                                            _____________  ______________
                                             438,914,000      453,358,068

       Deferred tax asset                              -          804,276
                                            _____________  ______________
                                            $459,002,488     $476,666,462
                                           =============    =============

     LIABILITIES
       Accounts payable                    $      24,853     $     77,243
       Accrued interest                        2,579,568        2,849,728
       Notes payable to affiliates                     -          493,698
       Bonds payable                         429,652,000      491,864,000
       Deferred tax liability                  7,048,980                -
                                           _____________     ____________
       Total Liabilities                     439,305,401      495,284,669

     STOCKHOLDER'S EQUITY (DEFICIT):
       Common Stock, $1.00 par value,
        10,000 shares authorized,
        issued and outstanding                    10,000           10,000
       Contributed capital                     1,911,003        1,982,062
       Unrealized gains (losses) on
        available-for-sale securities
        net of tax                            14,427,611      (24,491,230)
       Retained earnings                       3,348,473        3,880,961
                                           _____________    _____________
       Total stockholder's equity(deficit)    19,697,087      (18,618,207)
                                          ______________    _____________
                                           $ 459,002,488     $476,666,462
                                          ==============     ============

See accompanying notes.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

Statement of Operations


                                                  Year Ended December 31
                                            1995         1994       1993
                                         ____________________________________
INCOME
  Interest Income                      $35,244,826  $30,928,676  $32,636,474
  Amortization of discount               1,619,167    2,022,638    2,503,346
  Gain on sales of GNMA securities       4,963,307    1,513,991   10,635,163
                                      _______________________________________
                                        41,827,300   34,465,305   45,774,983
EXPENSE
  Interest expense                       34,756,988   30,524,791   31,599,327

  Amortization of underwriting fees
    and bond issuance expenses           4,853,388    3,215,577    7,064,993
  General and administrative               399,620      531,487      781,482
                                    _________________________________________
                                        40,009,996   34,271,855   39,445,802
                                    _________________________________________

  Income before taxes                    1,817,304      193,450    6,329,181

Income tax expense (benefit):
  Current taxes                            (71,059)    (167,483)  1,899,668
  Deferred taxes                           420,851      174,941    (979,217)
                                    __________________________________________
                                           349,792        7,458     920,451
                                   __________________________________________
  Net Income                            $1,467,512     $185,992  $5,408,730
                                   ==========================================

See accompanying notes.

Ray Ellison Mortgage Acceptance Corp.

Statements of Changes in Stockholder's Equity (Deficit)



                                                        Unrealized
                                                        Gains and
                                                        (Losses) on
                        Common Stock                   Available for-
                      -----------------  Contributed   Sale Securities,   Retained
                     Shares    Dollars    Capital      Net of Tax        Earnings     Total
                      ---------------------------------------------------------------------------
Balance December 31,
 1992                 10,000   $10,000    $6,249,877     $          -    $12,286,239   $18,546,116
  Dividends paid           -         -    (6,000,000)               -    (14,000,000)  (20,000,000)
  Net income               -         -             -                -      5,408,730     5,408,730
  Contribution to
   capital                 -         -     1,899,668                -              -     1,899,668
                     ------------------------------------------------------------------------------

Balance December 31,
 1993                 10,000     10,000    2,149,545                -      3,694,969     5,854,514
  Adjustment to
   beginning balance
   for change in
   accounting method,
   net of deferred
   income taxes of
   $7,505,000              -          -            -       14,500,000              -    14,500,000

  Net income               -          -            -                -        185,992       185,992
  Return of capital        -          -     (167,483)               -                     (167,483)
  Change in unrealized
   gains and (losses),
   net of deferred
   income taxes
   benefit of
   $7,505,000              -          -            -      (38,991,230)             -   (38,991,230)
                        ----------------------------------------------------------------------------


Statements of Changes in Stockholder's Equity (Deficit) continued



Balance December 31
 1994                10,000     $10,000    1,982,062      (24,491,230)     3,880,961    (18,618,207)
  Net Income              -           -            -                -      1,467,512      1,467,512
  Dividend paid           -           -            -                -     (2,000,000)    (2,000,000)
  Return of capital       -           -      (71,059)               -              -        (71,059)
  Change in
   unrealized gains
   and (losses),
   net of deferred
   income taxes
   benefit of
   $7,432,405             -           -            -       39,918,841              -      39,918,841
                     -------------------------------------------------------------------------------
Balance December 31,
  1995               10,000     $10,000   $1,911,003      $14,427,611     $3,348,473     $19,697,087

                     ==============================================================================



RAY ELLISON MORTGAGE ACCEPTANCE CORP.
Statement of Cash Flows
                                                   Year Ended December 31
                                                    1995         1994          1993
                                                 _________________________________________
OPERATING ACTIVITIES
  Net Income                                   $ 1,467,512    $  185,992  $  5,408,730
  Adjustments to reconcile net income
   to net cash provided by (used in)operating
    activities:
   Income tax                                      349,792         7,458       920,451
   Amortization of discount                     (1,619,167)   (2,022,638)   (2,503,346)
   Amortization of underwriting fees and bond
    issuance expenses                            4,853,388     3,215,577     7,064,993
   Gain on sale of GNMA securities              (4,963,307)   (1,513,991)  (10,635,163)
   Changes in operating assets and liabilities:
    Accrued interest receivable                    453,142      (753,629)    1,052,634
    Accounts payable                               (52,390)       47,157       (80,812)
    Accrued interest payable                      (270,160)      664,994    (1,018,629)
                                               ________________________________________
   Net cash provided by (used in) operating
   activities                                      218,810      (169,080)      208,858

INVESTING ACTIVITIES
  Net increase (decrease) in notes
    receivable/payable to affiliates            (1,737,977)      397,449      (969,295)
  Principal payments received on GNMA
    securities                                  30,826,502    49,037,019    69,980,960
  Purchase of GNMA securities                  (56,859,573) (207,788,828)  (78,488,823)
  Proceeds from sale of GNMA securities         93,410,859    30,723,281   149,245,852
  Purchase of FHLMC discount notes                       -             -   (17,985,564)
  Collection of funds of FHLMC discount
    notes                                                -             -     7,985,564
                                                ________________________________________
  Net cash (used in) providing by investing
    activities                                  65,639,811  (127,631,079)  129,768,694









Statement of Cash Flows continued


FINANCING ACTIVITIES
  Cash dividend to parent                       (2,000,000)            -   (10,000,000)
  Net(increase) decrease in
    requisite funds on deposit                    (155,207)      237,121      (315,179)
  Increase in underwriting fees and bond
   issuance expenses                            (1,538,981)   (7,792,788)   (1,651,043)
  Proceeds from sales of bonds                  38,225,000   209,250,000    45,000,000
  Redemption of bonds payable                 (100,437,000)  (74,546,000) (175,957,000)
                                              __________________________________________
  Net cash provided by (used in) financing
    activities                                 (65,906,188)  127,148,333  (142,923,222)
                                               ------------------------------------------
 Change in cash                                    (47,567)     (651,826)  (12,945,670)
  Cash at beginning of year                         51,523       703,349    13,649,019
                                               __________________________________________
  Cash at end of year                          $     3,956    $   51,523       703,349
                                               ==========================================


  See accompanying notes


                        Ray Ellison Mortgage Acceptance Corp.

                            Notes to Financial Statements

                          December 31, 1995, 1994 and 1993



1.   Significant Accounting Policies


Nature of Business
Ray Ellison Mortgage Acceptance Corp. (Company) is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public.


Basis of Presentation

The Company was incorporated in the state of Texas on October 1, 1984 and is a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp. (REMIC).


Underwriting Fees, Bond Issuance Expenses, Unamortized Discount, and Realized Gains

The Company amortizes the underwriting fees and bond issuance expenses
(fees) and the discount on GNMA (Government National Mortgage Association) securities by the level yield method. Underwriting fees and bond issuance expenses at December 31, 1995 and 1994 are reported net of accumulated amortization of $8,612,023 and $5,351,479, respectively. Any unamortized underwriting fees and bond issuance expenses remaining upon redemption of the bonds are expensed. Realized gains and losses, and declines in value judged to be other-than-temporary are included in gain on sale of GNMA securities. The cost of securities sold is based on the specific identification method.


Fair Values of Financial Instruments

The fair values of the Company's GNMA securities and bonds payable are estimated based on quoted market prices. The carrying values of all other financial instruments reported in the balance sheets approximate fair values.


New Accounting Standard

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115," Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), effective for fiscal years beginning after December 15, 1993. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. Under the new rules, debt securities that the Company does not have the positive intent and ability to hold to maturity are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity.

All GNMA securities are classified as available-for-sale as of January 1, 1994. Accordingly, GNMA securities are reflected on the accompanying balance sheet at fair value, with the unrealized gains and losses, net of tax, reported in a separate category of stockholders' equity. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of shareholder's equity was increased by $14,500,000 (net of $7,505,000 in deferred income taxes), representing the recognition of unrealized appreciation for the Company's investment in GNMAs determined to be available-for-sale which were previously carried at amortized cost. At December 31, 1994, application of FAS 115 resulted in a reduction in stockholders' equity of $24,491,230 (net of $-0- in deferred income taxes) to reflect the net unrealized holding losses on securities classified as available-for-sale. At December 31, 1995 application of FAS 115 resulted in an increase in stockholders' equity of $14,427,611 (net of $7,432,405 in deferred income taxes) representing the net unrealized gains on securities classified as available-for-sale.

The Company wishes to emphasize that due to the nature of its business, the securities carried as available-for-sale collateralize GNMA-collateralized bonds, and the securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA securities fluctuates significantly as interest rate change; therefore, the market value as of the future redemption dates may vary significantly from the current date, and the realization of the unrealized gains is not assured. When the market is such that the value of GNMA securities is less that amortized cost, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realized any unrealized losses. Thus, not tax benefit is recognized for unrealized losses related to Company's investment in GNMAs.



Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  Requisite Funds on Deposit

The Company is required to deposit certain requisite funds with the Trustee for each series of bonds under the terms of the Indenture. The Company's obligation to establish such requisite funds may be satisfied by either cash or letters of credit.

As of December 31, 1995 and 1994, cash in the amount of $386,817 and $231,610, respectively, had been deposited with the Trustee to satisfy the Company's obligations relative to such requisite funds.

3.  Assets Subject to Lien

Substantially all of the assets of the Company are pledged as security for the long-term bonds payable.


4.   Bonds Payable

The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                        Face                             Bonds Outstanding
                      of Bonds     Interest   Maturity       December 31,
  Series   Issued     at Issue       Rate       Date       1995        1994
  ______   ______  ____________   ________   ________  __________  __________
  1985A   02/27/85  $ 11,559,000   11.500%  03/28/2015  $   -       $   -
  1985B   03/28/85    10,337,000   12.000%  04/28/2015      -           -
  1985C   04/24/85    10,343,000   11.850%  12/28/2015      -           -
  1985D   05/20/85    13,714,000   11.450%  07/28/2016      -           -
  1985E   06/26/85    12,784,000   10.750%  08/28/2016      -           -
  1985F   07/25/85    10,004,000   10.625%  09/28/2016      -           -
  1985G   08/28/85     9,223,000   10.750%  10/28/2016      -           -
  1985H   09/26/85     9,106,000   10.500%  11/28/2016      -           -
  1985I   10/24/85    11,753,000   10.875%  12/28/2016      -           -
  1985J   11/26/85     8,720,000   10.400%  01/28/2017      -           -
  1985K   12/26/85     8,923,000   10.250%  02/28/2017      -           -
  1986A   01/28/86     9,380,000    9.750%  03/28/2017      -           -
  1986B   02/27/86    19,512,000    9.750%  04/28/2017      -           -
  1986C   03/26/86     9,204,000    9.375%  05/28/2017      -           -
  1986D   04/23/86     9,989,000    8.500%  06/28/2017      -           -
  1986E   06/26/86    10,650,000    9.250%  08/28/2017      -           -
  1986F   07/24/86    20,600,000    9.000%  09/28/2017      -           -
  1986G   08/28/86    20,990,000    9.000%  10/28/2017      -           -
  1986H   09/25/86    14,153,000    8.625%  11/28/2017      -           -
  1986I   11/25/86    10,002,000    8.625%  01/28/2018      -           -
  1986J   12/30/86     9,390,000    8.250%  02/28/2018      -           -
  1987A   07/30/87    17,500,000    9.000%  09/28/2018      -           -
  1987B   08/27/87    18,000,000    9.000%  10/28/2018      -           -
  1987C   09/30/87    10,000,000    9.500%  11/28/2018      -           -
  1987D   10/29/87    15,000,000    9.750%  12/31/2018      -           -
  1987E   11/25/87    16,000,000   10.000%  01/31/2019      -           -
  1987F   11/25/87    16,655,000    9.500%  01/31/2019      -           -
  1988A   01/27/88    15,000,000    9.500%  03/31/2019      -           -
  1988B   02/25/88    13,925,000    9.000%  04/30/2019      -           -
  1988C   02/25/88    10,000,000    8.500%  04/30/2019      -           -
  1988D   03/30/88    14,950,000    8.750%  05/31/2019      -           -
  1988E   05/26/88    18,000,000    9.125%  07/31/2019      -           -
  1988F   06/23/88    33,000,000    9.375%  08/31/2019      -           -
  1988G   06/23/88    14,000,000    9.450%  08/31/2019      -           -
  1988H   07/28/88    15,000,000    9.125%  09/30/2019      -           -
  1988I   08/25/88    25,000,000    9.375%  10/31/2019      -           -
  1988J   08/25/88    22,000,000    9.200%  10/31/2019      -           -
  1988K   09/29/88    17,000,000    9.150%  11/30/2019      -           -
  1988L   10/27/88    20,000,000    9.100%  12/31/2019      -           -
  1988M   11/23/88    30,000,000    9.000%  01/31/2020      -           -
  1989A   01/25/89    22,000,000    9.500%  03/31/2020      -           -







4.  Bonds Payable continued


                        Face                             Bonds Outstanding
                      of Bonds     Interest   Maturity       December 31,
  Series   Issued     at Issue       Rate       Date       1995        1994
  ______   ______     ________    ________  _________  ______________________
  1989B   01/25/89    17,000,000    9.600%  03/31/2020      -           -
  1990A   05/24/90     5,000,000    9.500%  05/31/2021      -           -
  1990B   08/30/90    15,150,000    9.000%  08/31/2021      -           -
  1990C   09/27/90    10,000,000    9.100%  09/30/2021      -           -
  1990D   09/27/90    10,000,000    9.000%  09/30/2021      -           -
  1990E   10/25/90    10,000,000    9.150%  10/31/2021      -           -
  1990F   10/25/90    14,500,000    9.050%  10/31/2021      -           -
  1990G   11/21/90    15,000,000    9.000%  11/30/2021      -        5,466,000
  1990H   12/27/90     8,000,000    8.500%  12/31/2021      -        3,479,000
  1991A   02/21/91     9,000,000    8.100%  02/28/2022      -        6,103,000
  1991B   03/28/91     5,000,000    8.100%  03/31/2022      -        3,796,000
  1991C   04/25/91     6,000,000    8.150%  04/30/2022      -        4,903,000
  1991D   05/30/91    12,650,000    8.150%  05/31/2022      -        3,885,000
  1991E   06/27/91    28,500,000    8.500%  06/30/2022      -       16,354,000
  1991F   07/25/91    18,000,000    8.450%  07/31/2022      -        9,101,000
  1991G   08/29/91    18,000,000    8.000%  08/31/2022      -       12,653,000
  1991H   09/26/91    14,000,000    7.875%  09/30/2022      -        9,180,000
  1991I   11/27/91    13,000,000    7.500%  11/30/2022   8,929,000   9,928,000
  1991J   12/23/91     7,000,000    7.500%  12/31/2022   4,237,000   4,655,000
  1992A   03/26/92    21,000,000    7.250%  03/31/2023  14,664,000  16,159,000
  1992B   04/23/92     6,500,000    7.400%  04/30/2023   4,841,000   5,464,000
  1992C   05/28/92    17,500,000    7.600%  05/31/2023  12,272,000  13,614,000
  1992D   06/25/92    24,000,000    7.400%  06/30/2023  18,397,000  19,625,000
  1992E   07/30/92    19,000,000    7.150%  07/31/2023  12,082,000  13,256,000
  1992F   08/27/92     8,000,000    6.600%  08/31/2023   5,144,000   5,467,000
  1992G   11/25/92    47,250,000    7.000%  11/30/2023  40,479,000  42,938,000
  1992H   12/23/92    23,600,000    7.100%  12/31/2023  20,347,000  21,889,000
  1992I   12/23/92    14,300,000    7.050%  12/31/2023  11,864,000  12,692,000
  1993A   01/28/93    24,000,000    7.000%  01/31/2024  20,812,000  22,791,000
  1993B   12/22/93    21,000,000    6.000%  12/31/2024  20,515,000  20,765,000
  1994A   01/27/94    15,000,000    6.000%  01/31/2025  14,669,000  14,847,000
  1994B   02/24/94    13,000,000    6.000%  02/28/2025  12,724,000  12,879,000
  1994C   03/24/94    10,000,000    6.500%  03/31/2025   9,818,000   9,925,000
  1994D   05/26/94    19,500,000    7.400%  05/31/2025  18,254,000  19,128,000
  1994E   05/26/94    13,950.000    7.500%  05/31/2025  13,184,000  13,823,000
  1994F   06/23/94    16,000,000    7.300%  06/30/2025  15,028,000  15,913,000
  1994G   07/28/94    16,500,000    7.125%  07/31/2025  15,397,000  16,387,000
  1994H   07/28/94    24,150,000    7.500%  07/31/2025  23,363,000  24,050,000
  1994I   08/25/94    16,050,000    7.500%  08/31/2025  15,002,000  15,855,000
  1994J   09/29/94    18,600,000    7.500%  09/30/2025  17,472,000  18,403,000
  1994K   11/23/94    15,000,000    8.000%  11/30/2025  14,020,000  14,991,000
  1994L   12/28/94    15,000,000    8.100%  12/31/2025  14,124,000  15,000,000











4.  Bonds Payable continued

                        Face                             Bonds Outstanding
                      of Bonds     Interest   Maturity       December 31,
  Series   Issued     at Issue       Rate       Date       1995        1994
  ______   ______    __________  ________ __________  ___________ __________
  1994M   12/28/94    16,500,000    8.000%  12/31/2025  14,757,000  16,500,000
  1995A   02/23/95     8,000,000    8.000%  02/28/2026   7,805,000       -
  1995B   03/30/95    21,000,000    7.500%  03/31/2026  20,339,000       -
  1995C   05/25/95     9,225,000    7.100%  05/31/2026   9,113,000       -
                    _____________                       ___________ __________
                   1,322,791,000                       429,652,000 491,864,000
                   =============                        ==========  ==========





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

Cash paid for interest was $35,027,148, $29,859,797, and 32,617,956 for the years ended December 31, 1995, 1994 and 1993, respectively.

5.  Related Party Transactions

The Company was organized to facilitate the financing of long-term mortgage loans through the issuance and sale of GNMA-collateralized bonds. The bonds issued represent obligations solely of the Company and are not guaranteed by any of its affiliates.

The Company entered into a revolving note receivable with an affiliated company on October 31, 1992 for $20,000,000. The note is due on demand, or if no demand is make on December 31, 1996. Interest is due monthly at the prime rate. There balance outstanding relating to this note at December 31, 1995, and 1994 was $1,244,279 and 0, respectively.

The Company entered into a revolving promissory note payable with an affiliated company on September 1, 1992 for $10,000,000. The note, with an outstanding balance of $ 0 and $493,698 at December 31, 1995 and 1994, respectively, is due on demand, of if no demand is made, on September 1, 1996. Interest is due monthly at the prime rate. The note is subordinated to the Company's GNMA-collateralized bonds.

In January, 1995, the Company's parent (REMIC) obtained a line-of credit with a bank for $10,000,000. Concurrently, the Company entered into a line-of-credit arrangement with REMIC in the amount of $10,000,000. Both arrangements mature in January 1999 and call for interest payable monthly at prime plus 1/2%. REMIC has pledge the Company's stock as collateral for this line of credit. The Company has pledged a portion of its cash flows from certain bond series as collateral for this financing. There was no balance outstanding relating to their note at December 31, 1995.

Notes and advances to affiliated companies bear interest at the current market rates. Net interest income earned from affiliates for advances totaled $48,240, $8,968, and $596,906, in 1995, 1994, and 1993,
respectively.

Net interest expense incurred in connection with revolving notes payable totaled $19,155, $41,099, and $67,754 in 1995, 1994, and 1993,
respectively.

GNMA securities are purchased and sold through an affiliated company at a cost which approximates market.

None of the directors or executive officers of the Company receive any direct renumeration from the Company, however certain of the Company's executive officers participate in an employment agreement with Company's parent and other affiliated companies. The agreement provides that such executive officers are entitled to share in approximately 30% of corporate distributions.

General and administrative services for the Company including accounting, legal and other administrative functions are provided by affiliated companies. Fees for general and administrative services were $197,500, $209,149, and $455,719 in 1995, 1994, and 1993, respectively.


6.  Stockholder's Equity (Deficit)

During the year ended December 31, 1995, the Company declared and paid $2,000,000 in cash dividends. During the year ended December 31, 1993, the Company declared dividends totaling $20,000,000. Ten million dollars of the dividends were paid in cash, and $10,000,000 were paid by the transfer of short-term government agency securities.

7.  Federal Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes") (FAS
109). Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative effect of adopting FAS 109 as of January 1, 1993 was not material.

The Company files a consolidated federal income tax return with its parent. Under its legal tax sharing agreement with its parent, current federal income tax paid by the Company is based on the relationship of the Company's taxable income to the total taxable income of all profitable members of the consolidated group. Current federal income tax expense is allocated to profitable members of the consolidated group. Current federal income tax expense is allocated to profitable members of the consolidated group only if the consolidated group has a current federal income tax expense. Any taxes allocated to the Company under this agreement are payable to the parent.

FAS 109 requires the recognition of income taxes amount members of a consolidated group as if each member had filed a separate return. The Company's income tax expenses under its legal tax sharing agreement varies from that recognized under FAS 109. Charges and credits to contributed capital or retained earnings result from applying the provisions of FAS 109 when cash payments or receipts of taxes are not required to be made to or from the parent under the legal tax sharing agreement. During the year ended December 31, 1995 and 1994 a return of capital of $71,059 and $167,483, respectively, was recorded to reflect the income tax benefit that must be recorded under FAS 109 but will no be received from the parent under the Company's legal tax sharing agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only significant components of the Company's deferred tax assets and liabilities relate to a deductible temporary difference of $1,127,722 and $3,154,024 at December 31, 1995 and 1994, respectively, resulting from an excess of tax basis on GNMA securities over that recorded for financial reporting purposes and a taxable gain of $21,860,016 at December 31, 1995, resulting from the adjustment to fair value of the Company's investment in GNMAs.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34% to income tax expense is:

                                          1995         1994        1993
                                          --------------------------------
    Tax expense at U.S. statutory
      rates                             $ 617,883  $  65,773  $2,151,922
    Decrease in deferred tax asset
      valuation allowance                (268,091)   (58,315) (1,231,471)
                                        ----------------------------------
                                        $ 349,792      7,458     920,451
                                       ==================================



















8.    Fair Values of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                             December 31, 1995      December 31, 1994
                        -------------------------------------------------
                                     Estimated                   Estimated
                                        Fair                       Fair
                          Cost          Value          Cost         Value
                      ----------------------------------------------------

   Cash               $      3,956    $    3,956  $     51,523 $     51,523
   Notes receivable
     from affiliates     1,244,279     1,244,279           -              -
   GNMA securities     417,053,984   438,914,000    477,849,298 453,358,068
   Notes payable
     to affiliates               -             -       493,698      493,698
   Bonds payable       429,652,000   426,002,383   491,864,000  450,464,437


The Company is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public. All securities are pledged as collateral for the bonds payable. AS discussed in Note 4, the bonds can be redeemed at the option of the Company after the fourth anniversary of the particular Bonds Series. All bond redemptions are at par; therefore, the Company will not realized a gain or loss on the disposition of the bonds under its optional call provisions. The fair values of the GNMA securities fluctuate significantly as interest rates change; therefore, fair values as of the future redemption dates may vary significantly from those stated above. When the market is such that the value of GNMA securities is less than par, the Company has the expectation that they would be held to maturity as collateral for the related GNMA -collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realize any unrealized losses. All GNMA securities contractually mature after December 31, 2006. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Item 9.  Disagreements on Accounting and Financial Disclosure.

             None.

Item 10.  Directors and Executive Officers.


        The following is a list of REMAC's directors and executive offic-ers. All of such directors and executive officers have served in their respective capacities since the dates described below.

     Name                       Age         Position
     -----------               ----        ---------------------
     Jack Biegler               52         President, Secretary
                                           and Director

     John H. Willome            49         Vice President and
                                           Director

     Goodhue W. Smith, III      46         Director

     Locksley Simmons           37         Vice President,
                                           Treasurer, and
                                           Assistant Secretary

        Jack Biegler is Vice President and Chief Financial Officer for Ray Ellison Industries, Inc. He has, for more than five years prior to the date of this 10-K, served in various executive financial capacities for affiliates of the Company. Mr. Biegler is the President of Ray Ellison Mortgage Investment Corp., the parent
     corporation of the Company.   He has also served as a director of
     Valley-Hi National Bank (now Norwest), a former affiliate of the Company, from April, 1983 to the present and is currently serving as the Chairman of the Board.

        John H. Willome is President of Ray Ellison Industries, Inc. He has, for more than five years prior to the date of this 10-K, served in executive capacities for affiliates of the Company. Mr. Willome is Vice President of Ray Ellison Mortgage Investment Corp., the parent corporation of the Company.

        Goodhue W. Smith, III is Secretary and Treasurer of Duncan-Smith Co., an investment banking firm, and has served in that capacity for more than five years prior to the date of this 10-K.

        Locksley Simmons is assistant to the Chief Financial Officer of Ray Ellison Industries, Inc and has served in various financial positions for affiliates of the Company for more than five years prior to the date of this 10-K.

        Mr. Biegler was initially elected as an officer of the Company on October 1, 1984, and was most recently reelected on December 31, 1995; Ms. Simmons was initially elected to her position with the Company on April 11, 1988 and was reelected December 31, 1995; Mr. Willome was initially elected to his position with the Company on December 29, 1989, and was reelected December 31, 1995; Mr. Smith was initially elected to his position with the Company on March 30, 1990, and was reelected December 31, 1995, in each case to hold office during the term for which they are elected and until their successors are elected and qualify in accordance with the terms of REMAC's Articles of Incorporation and the laws of the State of Texas. There are no family relationships among or between such directors and ex-executive officers.

Item 11.  Executive Compensation

        None of the directors and executive officers of the Company presently receive any direct remuneration (other than reimbursement of expenses) from REMAC. It is currently anticipated that the officers and directors of the Company will continue to devote substantially all of their time to their duties related to their respective positions with Ray Ellison Industries, Inc. and its affiliates. The officers and directors of the Company will devote such of their time as may be necessary to ensure that REMAC fulfills its duties under the respective Indentures governing the Bonds and such other duties as the officers and directors shall deem necessary to protect the interest of the Bondholders or which may be required by law.

        Certain of the Company's executive officers participate in an employment agreement with the Company's parent and other affiliated companies. The agreement provides that such executive officers are entitled to share in approximately 30% of corporate distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The authorized capital stock of the Company consists of 10,000 shares of common stock, par value $1.00 per share, (the "Common Stock"). As of the date hereof, 10,000 shares of Common Stock were issued and outstanding and were owned by Ray Ellison Mortgage Investment Corp. Such shares may be pledged from time to time to secure indebtedness of Ray Ellison Mortgage Investment Corp. and/or its affiliates.

        Set forth below is certain information as to the beneficial owner-ship of each class of equity securities of Ray Ellison Mortgage Investment Corp., the parent corporation of the Issuer, as of February 17, 1996.

                                         Amount and
                                          Nature of
                     Name of              Beneficial       Percent
Title of Class      Beneficial Owner       Ownership (1)       of
                                                             Class
-------------------------------------------------------------------------
Common Stock         Ray Ellison          10,000 Shares      100%
                    Grandchildren
                      Trust (1)

        (1) The Ray Ellison Grandchildren Trust dated March 3, 1992 beneficially owns 100% of the outstanding stock of Ray Ellison Mortgage Investment Corp. and its wholly-owned subsidiary, Ray Ellison Mortgage Acceptance Corp.




Item 13.  Certain Relationships and Related Transactions.

        Not Applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)(1) Financial Statements

       The following financial statements are included in Part II,

       Item 8:
               Report of Independent Auditors
               Balance Sheets - December 31, 1995 and  1994
               Statements of Operations
                        -Years ended December 31, 1995, 1994 and 1993
               Statements of Changes in Stockholder's Equity (Deficit)
                        -Years ended December 31, 1995, 1994, and 1993
               Statements of Cash Flows
                        -Years ended December 31, 1995, 1994, and 1993




(a)(2) Financial Statement Schedules

        All schedules have been omitted because they are either inapplicable or the required information has been given in the financial statements or the notes thereto.

(a)(3) Exhibits

 Exhibit Number

    Ex-1     -- Form of Underwriting Agreement including form of Terms
                Agreement (4).
    Ex-3(i)  -- Articles of Incorporation of the Registrant as originally filed. (1)
    Ex-3(ii) -- Bylaws of the Registrant as currently in effect.(1)
    Ex-4.1   -- Form of Indenture between the Registrant and Trustee
               (containing Form of Bond).(4)
    Ex-4.2   -- Form of Series Supplement. (2)
             -- Form of Guaranty Agreement (level payment and graduated payment) for GNMA I Program ("Summary of Guaranty
                Agreement"). (3)
    Ex-4.3   -- Form of Guaranty Agreement for GNMA II Program ("Schedule
                of Subscribers and GNMA II Contractual Agreement"). (4)
    *Ex-19   -- Statement of Ray Ellison Mortgage Acceptance Corp. to
                GNMA-Collateralized Bondholders, in accordance with
                the Indenture.
    *Ex-23   -- Consent of experts
    *Ex-27   -- Financial Data Schedule
___________________________________

 *   Filed herewith



     1.    Previously filed with the Commission as an exhibit to   the
           Registrant's Form S-11 Registration Statement (File   No. 2-
           93624) on October 4, 1984, and incorporated by reference herein.

     2.    Previously filed with the Commission as an exhibit to   the
           Post-Effective Amendment No. 1 to the Registrant's   Form S-11
           Registration Statement (File No. 2-93624) on   February 14,
           1985, and incorporated by reference herein.

     3. Previously filed with the Commission as an exhibit to Amendment No. 1 to the Registrant's Form S-11 Registration Statement (File No. 2-93624) on January 11, 1985, and incorporated by reference herein.

     4. Previously filed with the Commission as an exhibit to the Registrant's Form S-11 Registration Statement (File No. 33-48368) on June 4, 1992, and incorporated by reference herein.


     (b) Reports on Form 8-K

          None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                             Ray Ellison Mortgage
                                             Acceptance Corp.
                                             (Registrant)

March 25, 1996                           By       /s/Jack Biegler
                                           -----------------------------
                                           Jack Biegler
                                           President, (Principal Executive
                                           Officer) Director, and Secretary


March 25, 1996                           By       /s/Locksley Simmons
                                           ------------------------------
                                           Locksley Simmons
                                           Vice President, Treasurer,
                                           (Chief Financial Officer and
                                           Principal Accounting Officer)
                                           and Assistant Secretary


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1996.

 SIGNATURE                                           CAPACITY
------------                                         ---------

/s/ Jack Biegler                                     Director
----------------
Jack Biegler


/s/ John H. Willome                                  Director
-------------------
John H. Willome


/s/ Goodhue W. Smith, III                            Director
-------------------------
Goodhue W. Smith, III



    Supplemental information to be furnished with reports filed pursuant to
    -----------------------------------------------------------------------
    section 15(d) of the act by registrants, which have not registered
    -----------------------------------------------------------------------
    Securities pursuant to Section 12 of the Act.
    ---------------------------------------------

No annual report or proxy material has been sent to Bondholders of Ray Ellison Mortgage Acceptance Corp. GNMA-Collateralized Bonds, issued in Series.