Form 10-Q
period 1996-03-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1996-05-13
CIK 754591

SECURITIES & EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                           FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934


For Quarter Ended March 31, 1996            Commission File Numbers 33-76642

                    RAY ELLISON MORTGAGE ACCEPTANCE CORP.
                    -------------------------------------


            Texas                        74-2337351
- --------------------------------         ------------------------------
(State or other jurisdiction  of         (IRS Employer Identification
incorporation  or  organization)             Number)

               4800 Fredericksburg Road, San Antonio, Texas 78229
- ----------------------------------------------------------------------
              (Address  of  Principal  Executive  Offices)

    Registrant's telephone number, including area code:(210) 349-1111

                                 N/A
- ----------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                      Yes /X/         No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 10, 1996
- ---------------------------------  -------------------------------
Common  Stock,  $1.00  par  value            10,000 shares

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                               INDEX TO FORM 10-Q


                          Quarter Ended March 31, 1996



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               March 31, 1996 and
               December 31, 1995                         4 of 16

             Statements of Operations (Unaudited)
               Three months ended
               March 31, 1996 and 1995                   5 of 16

             Statements of Cash Flows (Unaudited)
               Three months ended
               March 31, 1996 and 1995                   6 of 16

             Notes to Unaudited Financial Statements     7 of 16

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 16


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 16

     Item 1.   Financial Statements

               See next page.


RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS
                                        (UNAUDITED)
                                          March 31,              December 31,
                                             1996                    1995
                                    ------------------------------------------
ASSETS
  Cash                                        $1,734                  $3,956
  Accrued interest receivable              2,477,844               2,617,251
  Underwriting fees and bond issuance
     expenses                             14,771,308              15,836,185
  Requisite funds on deposit                 310,881                 386,817
  Notes Receivable from affiliates         2,206,501               1,244,279

  Investment in GNMA securities          412,254,827             434,652,607
  Fair value adjustment                   (4,836,945)             21,860,016
  Less:  unamortized discount            (16,583,476)            (17,598,623)

                                         390,834,406             438,914,000

  Deferred tax asset                         379,455                       -
                                        -------------           -------------
                                        $410,982,129            $459,002,488
                                        =============           =============

LIABILITIES
  Accounts payable                           $22,000                 $24,853
  Accrued interest                         2,443,828               2,579,568
  Bonds payable                          407,862,000             429,652,000
  Deferred tax liability                           -               7,048,980
                                        ------------             ------------
                                         410,327,828             439,305,401
                                        ============             ============
STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                    10,000                  10,000
  Contributed capital                      1,983,785               1,911,003
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                            (4,836,945)             14,427,611
  Retained earnings                        3,497,461               3,348,473
                                        -------------           ------------
                                             654,301              19,697,087
                                        -------------           ------------
                                        $410,982,129            $459,002,488
                                        =============           ============

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF OPERATIONS (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                                   1996             1995
                                              --------------   --------------

INCOME
   Interest income                              $7,640,629        $9,207,939
   Amortization of discount                        429,485           316,599
   Gain on sales of GNMA Securities                904,243           500,009
                                                ----------        ----------
                                                 8,974,357        10,024,547

EXPENSE
   Interest expense                              7,529,861         9,115,320
   Amortization of underwriting fees
     and bond issuance expenses                  1,064,877           659,107
   General and administrative                      153,879           228,655
                                                ----------       -----------
                                                 8,748,617        10,003,082
                                                ----------       -----------
Income before taxes                                225,740            21,465

Income tax expense (benefit)                        76,752            (4,983)

                                                ----------       ------------
      Net Income                                  $148,988           $26,448
                                                ==========       ============


RAY ELLISON MORTGAGE ACCEPTANCE CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                  Three Months Ended
                                                                        March 31,
                                                                    1996       1995
                                                              ------------  ----------
OPERATING ACTIVITIES
   Net income (loss)                                             $148,988      $26,448
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
          Income tax expense (benefit)                             76,752       (4,983)
      Amortization of discount                                   (429,485)    (316,599)
      Amortization of underwriting fees and bond
          issuance expense                                      1,064,877      659,107
      (Gain)/Loss on sale of GNMA securities                     (904,243)    (500,009)
    Changes in operating assets and liabilities:
          Accrued interest receivable                             139,407      (91,457)
          Accounts payable                                         (2,853)      37,815
          Accrued interest payable                               (135,740)     169,745
                                                                ----------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (42,297)     (19,933)

INVESTING ACTIVITIES
   Advances and notes with affiliate                             (962,222)     (263,863)
   Principal payments received on GNMA securities               9,333,220     4,794,655
   Purchase of GNMA securities                                          -   (27,851,881)
   Proceeds from sale of GNMA securities                       13,383,141     8,773,920
                                                               -----------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            21,754,139   (14,547,169)

FINANCING ACTIVITIES
   Decrease (increase) in requisite funds on deposit               75,936        52,350
   Increase in underwriting fees and bond issuance expenses             -    (1,155,169)
   Proceeds from sales of bonds                                         -    29,000,000
   Redemption of bonds payable                                (21,790,000)  (13,193,000)
                                                               -----------  -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (21,714,064)    14,704,181
                                                              ------------  -------------
INCREASE (DECREASE) IN CASH                                        (2,222)       137,079
Cash at beginnning of year                                          3,956         51,523
                                                              ------------  -------------
                                     CASH AT MARCH 31, 1996        $1,734        $188,602
                                                              ============  =============

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             March 31, 1996 and 1995


1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   Bonds Payable

The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity  December 31  March 31,
Series  Issued    at Issue     Date      Date        1995        1996
- ------  ------  ------------  --------  --------   ----------  ----------
1985A  02/27/85 $ 11,559,000  11.500%  03/28/2015  $   -       $   -
1985B  03/28/85   10,337,000  12.000%  04/28/2015      -           -
1985C  04/24/85   10,343,000  11.850%  12/28/2015      -           -
1985D  05/20/85   13,714,000  11.450%  07/28/2016      -           -
1985E  06/26/85   12,784,000  10.750%  08/28/2016      -           -
1985F  07/25/85   10,004,000  10.625%  09/28/2016      -           -
1985G  08/28/85    9,223,000  10.750%  10/28/2016      -           -
1985H  09/26/85    9,106,000  10.500%  11/28/2016      -           -




                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       March 31, 1996 and 1995


2.  Bonds Payable continued


                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31  March 31,
Series  Issued    at Issue     Date      Date        1995        1996
- ------  ------    --------    --------  ---------  ----------------------
1985I  10/24/85   11,753,000  10.875%  12/28/2016      -           -
1985J  11/26/85    8,720,000  10.400%  01/28/2017      -           -
1985K  12/26/85    8,923,000  10.250%  02/28/2017      -           -
1986A  01/28/86    9,380,000   9.750%  03/28/2017      -           -
1986B  02/27/86   19,512,000   9.750%  04/28/2017      -           -
1986C  03/26/86    9,204,000   9.375%  05/28/2017      -           -
1986D  04/23/86    9,989,000   8.500%  06/28/2017      -           -
1986E  06/26/86   10,650,000   9.250%  08/28/2017      -           -
1986F  07/24/86   20,600,000   9.000%  09/28/2017      -           -
1986G  08/28/86   20,990,000   9.000%  10/28/2017      -           -
1986H  09/25/86   14,153,000   8.625%  11/28/2017      -           -
1986I  11/25/86   10,002,000   8.625%  01/28/2018      -           -
1986J  12/30/86    9,390,000   8.250%  02/28/2018      -           -
1987A  07/30/87   17,500,000   9.000%  09/28/2018      -           -
1987B  08/27/87   18,000,000   9.000%  10/28/2018      -           -
1987C  09/30/87   10,000,000   9.500%  11/28/2018      -           -
1987D  10/29/87   15,000,000   9.750%  12/31/2018      -           -
1987E  11/25/87   16,000,000  10.000%  01/31/2019      -           -
1987F  11/25/87   16,655,000   9.500%  01/31/2019      -           -
1988A  01/27/88   15,000,000   9.500%  03/31/2019      -           -
1988B  02/25/88   13,925,000   9.000%  04/30/2019      -           -
1988C  02/25/88   10,000,000   8.500%  04/30/2019      -           -
1988D  03/30/88   14,950,000   8.750%  05/31/2019      -           -
1988E  05/26/88   18,000,000   9.125%  07/31/2019      -           -
1988F  06/23/88   33,000,000   9.375%  08/31/2019      -           -
1988G  06/23/88   14,000,000   9.450%  08/31/2019      -           -
1988H  07/28/88   15,000,000   9.125%  09/30/2019      -           -
1988I  08/25/88   25,000,000   9.375%  10/31/2019      -           -






                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             March 31, 1996 and 1995


2.  Bonds Payable continued



                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31  March 31,
Series  Issued    at Issue     Date      Date        1995        1996
- ------  ------    ----------  -------- ----------  ----------- ----------
1988J  08/25/88   22,000,000   9.200%  10/31/2019      -           -
1988K  09/29/88   17,000,000   9.150%  11/30/2019      -           -
1988L  10/27/88   20,000,000   9.100%  12/31/2019      -           -
1988M  11/23/88   30,000,000   9.000%  01/31/2020      -           -
1989A  01/25/89   22,000,000   9.500%  03/31/2020      -           -
1989B  01/25/89   17,000,000   9.600%  03/31/2020      -           -
1990A  05/24/90    5,000,000   9.500%  05/31/2021      -           -
1990B  08/30/90   15,150,000   9.000%  08/31/2021      -           -
1990C  09/27/90   10,000,000   9.100%  09/30/2021      -           -
1990D  09/27/90   10,000,000   9.000%  09/30/2021      -           -
1990E  10/25/90   10,000,000   9.150%  10/31/2021      -           -
1990F  10/25/90   14,500,000   9.050%  10/31/2021      -           -
1990G  11/21/90   15,000,000   9.000%  11/30/2021      -           -
1990H  12/27/90    8,000,000   8.500%  12/31/2021      -           -
1991A  02/21/91    9,000,000   8.100%  02/28/2022      -           -
1991B  03/28/91    5,000,000   8.100%  03/31/2022      -           -
1991C  04/25/91    6,000,000   8.150%  04/30/2022      -           -
1991D  05/30/91   12,650,000   8.150%  05/31/2022      -           -
1991E  06/27/91   28,500,000   8.500%  06/30/2022      -           -
1991F  07/25/91   18,000,000   8.450%  07/31/2022      -           -
1991G  08/29/91   18,000,000   8.000%  08/31/2022      -           -
1991H  09/26/91   14,000,000   7.875%  09/30/2022      -           -
1991I  11/27/91   13,000,000   7.500%  11/30/2022   8,929,000      -
1991J  12/23/91    7,000,000   7.500%  12/31/2022   4,237,000      -
1992A  03/26/92   21,000,000   7.250%  03/31/2023  14,664,000  14,293,000
1992B  04/23/92    6,500,000   7.400%  04/30/2023   4,841,000   4,671,000
1992C  05/28/92   17,500,000   7.600%  05/31/2023  12,272,000  11,763,000
1992D  06/25/92   24,000,000   7.400%  06/30/2023  18,397,000  17,355,000







                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             March 31, 1996 and 1995


2.  Bonds Payable continued


                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31  March 31,
Series  Issued    at Issue     Date      Date        1995        1996
- ------  ------    ----------  -------- ----------  ----------- ----------
1992E  07/30/92   19,000,000   7.150%  07/31/2023  12,082,000  11,938,000
1992F  08/27/92    8,000,000   6.600%  08/31/2023   5,144,000   5,087,000
1992G  11/25/92   47,250,000   7.000%  11/30/2023  40,479,000  39,543,000
1992H  12/23/92   23,600,000   7.100%  12/31/2023  20,347,000  20,061,000
1992I  12/23/92   14,300,000   7.050%  12/31/2023  11,864,000  11,704,000
1993A  01/28/93   24,000,000   7.000%  01/31/2024  20,812,000  20,133,000
1993B  12/22/93   21,000,000   6.000%  12/31/2024  20,515,000  20,452,000
1994A  01/27/94   15,000,000   6.000%  01/31/2025  14,669,000  14,624,000
1994B  02/24/94   13,000,000   6.000%  02/28/2025  12,724,000  12,642,000
1994C  03/24/94   10,000,000   6.500%  03/31/2025   9,818,000   9,791,000
1994D  05/26/94   19,500,000   7.400%  05/31/2025  18,254,000  18,067,000
1994E  05/26/94   13,950.000   7.500%  05/31/2025  13,184,000  13,013,000
1994F  06/23/94   16,000,000   7.300%  06/30/2025  15,028,000  14,678,000
1994G  07/28/94   16,500,000   7.125%  07/31/2025  15,397,000  15,341,000
1994H  07/28/94   24,150,000   7.500%  07/31/2025  23,363,000  23,068,000
1994I  08/25/94   16,050,000   7.500%  08/31/2025  15,002,000  14,844,000
1994J  09/29/94   18,600,000   7.500%  09/30/2025  17,472,000  17,300,000
1994K  11/23/94   15,000,000   8.000%  11/30/2025  14,020,000  13,481,000
1994L  12/28/94   15,000,000   8.100%  12/31/2025  14,124,000  13,427,000
1994M  12/28/94   16,500,000   8.000%  12/31/2025  14,757,000  14,054,000
1995A  02/23/95    8,000,000   8.000%  02/28/2026   7,805,000   7,574,000
1995B  03/30/95   21,000,000   7.500%  03/31/2026  20,339,000  19,875,000
1995C  05/25/95    9,225,000   7.100%  05/31/2026   9,113,000   9,083,000
                ------------                       ----------- ----------
               1,313,566,000                      429,652,000 407,862,000
               =============                      =========== ===========



                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             March 31, 1996 and 1995



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.



                          Quarter ended March 31, 1996


       As of March 31, 1996, the Company has completed the issuance of eighty-seven Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

       As of March 31, 1996 the Company has exercised its option to redeem 60 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1991J). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.

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

       In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities, "effective for fiscal years beginning after December 15, 1993. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. Under the new rules, debt securities that the Company does not have the positive intent and ability to hold to maturity are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity.

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

Part II.      Other Information

     Item 1.  Legal Proceedings
                    NONE

     Item 2.  Change in Securities
                    NONE

     Item 3.  Defaults Upon Senior Securities
                    NONE

     Item 4.  Submission of Matters to Vote of Security Holders
                    NONE

     Item 5.  Other Information
                    NONE

     Item 6.  Exhibits and Reports on Form 8K

               (a) Report on Form 8K for item 2- See Report dated April 25, 1996 for Purchase of securities and issuance of 1996A and amendment of indenture

              Signatures:


Pursuant to the requirements of the Securities and Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               RAY ELLISON MORTGAGE ACCEPTANCE CORP.
                           (Registrant)



               /s/ Locksley Simmons
               ------------------------------------
               Locksley Simmons
               Vice President and Chief Financial Officer


               DATE:  May 14, 1996

Exhibit Index

EX-3.1 Articles of Incorporation of the Registrant as originally filed. (1) EX-3.2 Bylaws of the Registrant as currently in effect. (1)
EX-4.1  Form of Indenture between the Registrant and Trustee (containing Form of Bond). (4)
EX-4.2  Form of Series Supplement(2)
EX-4.3  Form of Guaranty Agreement for GNMA I Program ("Summary of Guaranty
          Agreement". (3)
EX-4.4  Form of Guaranty Agreement for GNMA II Program ("Schedule of
           Subscribers and GNMA II Contractual Agreement"). (4)
*EX-15  Letter re unaudited interim financial information.
*EX-27  Financial Data Schedule

     (1) Previously filed with the Commission as an exhibit to the Registrant's Form S-11 Registration Statement (File No. 2-93624) on October 4, 1984, and incorporated by reference herein.

     (2) Previously filed with the Commission as an exhibit to the Post-Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement (File No. 2-93624) on February 14, 1985, and incorporated by reference herein.

     (3) Previously filed with the Commission as an exhibit to Amendment No. 1 to the Registrant's Form S-11 Registration Statemnt (File No. 2-93624) on January 11, 1985, and incorporated by reference herein.

     (4) Previously filed with the Commission as an exhibit to the Registrant's Form S-11 Registration Statement (File No. 33-48368) on June 4, 1992, and incorporated by reference herein.