Form 10-Q
period 1996-06-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1996-08-13
CIK 754591

                SECURITIES & EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                           FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934


For Quarter Ended June 30, 1996           Commission File Numbers 33-76642

                    RAY ELLISON MORTGAGE ACCEPTANCE CORP.
                    _____________________________________


            Texas                                74-2337351
______________________________           ____________________________
(State or other jurisdiction  of         (IRS Employer Identification
incorporation  or  organization)             Number)

               70 N.E. Loop 410, Suite 545, San Antonio, Texas 78216
______________________________________________________________________
              (Address  of  Principal  Executive  Offices)

    Registrant's telephone number, including area code:(210) 342-1085

               4800 Fredericksburg Road, San Antonio, Texas 78229
______________________________________________________________________
   (Former name, former address, and former fiscal year, if changed since  last report)

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

          Class                          Outstanding at August 9, 1996
_________________________________        _______________________________
Common  Stock,  $1.00  par  value                10,000 shares

                   RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                         INDEX TO FORM 10-Q


                    Quarter Ended June 30, 1996



     Part I.   Financial Information
               ______________________

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               June 30, 1996 and
               December 31, 1995                         4 of 17


             Statements of Operations (Unaudited)
               Three and six months ended
               June 30, 1996 and 1995                    5 of 17

             Statements of Cash Flows (Unaudited)
               Three and six months ended
               June 30, 1996 and 1995                    6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.


RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS
                                            (UNAUDITED)
                                              JUNE 30            December 31,
                                               1996                  1995
                                        ---------------------------------------
ASSETS
  Cash                                      $      7,934         $      3,956
  Accrued interest receivable                  2,583,386            2,617,251
  Underwriting fees and bond issuance
     expenses                                 15,389,859           15,836,185
  Requisite funds on deposit                     426,147              386,817
  Notes Receivable from affiliates             2,695,821            1,244,279
  Investment in GNMA securities              430,798,832          434,652,607
  Fair value adjustment                      (12,179,484)          21,860,016
  Less:  unamortized discount                (17,325,898)         (17,598,623)

                                        ---------------------------------------
                                             401,293,450          438,914,000

  Deferred tax asset                             272,989                    -

                                        ---------------------------------------
                                            $422,669,586         $459,002,488
                                        =======================================

LIABILITIES
  Accounts payable                          $     30,000         $     24,853
  Accrued interest                             2,551,245            2,579,568
  Bonds payable                              426,739,000          429,652,000
  Deferred tax liability                               -            7,048,980
                                        ---------------------------------------
                                             429,320,245          439,305,401

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                        10,000               10,000
  Contributed capital                          2,017,290            1,911,003
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                               (12,179,484)          14,427,611
  Retained earnings                            3,501,535            3,348,473

                                        ---------------------------------------
                                              (6,650,659)          19,697,087
                                        ---------------------------------------
                                            $422,669,586         $459,002,488
                                        =======================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF OPERATIONS (UNAUDITED)
                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                             1996             1995             1996             1995
                                       ------------------------------------------------------------------
INCOME
   Interest income                        $7,567,030        $9,337,958     $15,207,659       $18,545,897
   Amortization of discount                  444,783           351,788         874,268           668,387
   Gain on sales of GNMA Securities           62,343         2,363,176         966,586         2,863,185

                                       ------------------------------------------------------------------
                                           8,074,156        12,052,922      17,048,513        22,077,469

EXPENSE
   Interest expense                        7,448,567         9,209,323      14,978,428        18,324,643
   Amortization of underwriting fees
   and bond issuance expenses                413,540         1,752,900       1,478,417         2,412,007
   General and administrative                 68,003            90,409         221,882           319,064

                                       ------------------------------------------------------------------
                                           7,930,110        11,052,632      16,678,727        21,055,714


                                       ------------------------------------------------------------------
   Income before taxes                       144,046         1,000,290         369,786         1,021,755

Income tax expense (benefit)                 139,971           285,357         216,723           280,374


                                       ------------------------------------------------------------------
   Net Income                                 $4,075          $714,933        $153,063          $741,381
                                       ==================================================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30
                                                                   1996           1995
                                                               -----------------------------
OPERATING ACTIVITIES
     Net income (loss)                                           $   153,063    $   741,381
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                             216,723        280,374
        Amortization of discount                                    (874,268)      (668,387)
        Amortization of underwriting fees and bond
            issuance expense                                       1,478,417      2,412,007
        (Gain)/Loss on sale of GNMA securities                      (966,586)    (2,863,185)
      Changes in operating assets and liabilities:
            Accrued interest receivable                               33,865        135,081
            Accounts payable                                           5,147        (46,498)
            Accrued interest payable                                 (28,323)        37,664
                                                               -----------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   18,038         28,437


INVESTING ACTIVITIES
     Advances and notes with affiliate                            (1,451,542)    (1,204,966)
     Principal payments received on GNMA securities               18,975,274     11,339,708
     Purchase of GNMA securities                                 (26,998,856)   (56,859,571)
     Proceeds from sale of GNMA securities                        13,445,485     63,113,682
                                                               -----------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                3,970,361     16,388,853


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit               (39,330)       108,135
     Increase in underwriting fees and bond issuance expenses     (1,032,091)    (1,512,435)
     Proceeds from sales of bonds                                 28,000,000     38,225,000
     Redemption of bonds payable                                 (30,913,000)   (53,222,000)
                                                               -----------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (3,984,421)   (16,401,300)
                                                               -----------------------------


INCREASE (DECREASE) IN CASH                                            3,978         15,990
Cash at beginnning of year                                             3,956         51,523
                                                               -----------------------------

                              CASH AT JUNE 30, 1996                   $7,934        $67,513
                                                               =============================

                Ray Ellison Mortgage Acceptance Corp.

               Notes to Unaudited Financial Statements

                       June 30, 1996 and 1995


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   Bonds Payable

     The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity  December 31  June 30,
Series  Issued    at Issue     Date      Date        1995        1996
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

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       June 30, 1996 and 1995


2.  Bonds Payable continued

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31  June 30,
Series  Issued    at Issue     Date      Date        1995        1996
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

                Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                         June 30, 1996 and 1995


2.  Bonds Payable continued



                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31  June 30,
Series  Issued    at Issue     Date      Date        1995        1996
______  ______    __________  ________ __________  ___________ __________
1988J  08/25/88   22,000,000   9.200%  10/31/2019      -           -
1988K  09/29/88   17,000,000   9.150%  11/30/2019      -           -
1988L  10/27/88   20,000,000   9.100%  12/31/2019      -           -
1988M  11/23/88   30,000,000   9.000%  01/31/2020      -           -
1989A  01/25/89   22,000,000   9.500%  03/31/2020      -           -
1989B  01/25/89   17,000,000   9.600%  03/31/2020      -           -
1990A  05/24/90    5,000,000   9.500%  05/31/2021      -           -
1990B  08/30/90   15,150,000   9.000%  08/31/2021      -           -
1990C  09/27/90   10,000,000   9.100%  09/30/2021      -           -
1990D  09/27/90   10,000,000   9.000%  09/30/2021      -           -
1990E  10/25/90   10,000,000   9.150%  10/31/2021      -           -
1990F  10/25/90   14,500,000   9.050%  10/31/2021      -           -
1990G  11/21/90   15,000,000   9.000%  11/30/2021      -           -
1990H  12/27/90    8,000,000   8.500%  12/31/2021      -           -
1991A  02/21/91    9,000,000   8.100%  02/28/2022      -           -
1991B  03/28/91    5,000,000   8.100%  03/31/2022      -           -
1991C  04/25/91    6,000,000   8.150%  04/30/2022      -           -
1991D  05/30/91   12,650,000   8.150%  05/31/2022      -           -
1991E  06/27/91   28,500,000   8.500%  06/30/2022      -           -
1991F  07/25/91   18,000,000   8.450%  07/31/2022      -           -
1991G  08/29/91   18,000,000   8.000%  08/31/2022      -           -
1991H  09/26/91   14,000,000   7.875%  09/30/2022      -           -
1991I  11/27/91   13,000,000   7.500%  11/30/2022   8,929,000      -
1991J  12/23/91    7,000,000   7.500%  12/31/2022   4,237,000      -
1992A  03/26/92   21,000,000   7.250%  03/31/2023  14,664,000  13,949,000
1992B  04/23/92    6,500,000   7.400%  04/30/2023   4,841,000   4,500,000
1992C  05/28/92   17,500,000   7.600%  05/31/2023  12,272,000  11,185,000
1992D  06/25/92   24,000,000   7.400%  06/30/2023  18,397,000  17,057,000

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       June 30, 1996 and 1995


2.  Bonds Payable continued


                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31  June 30,
Series  Issued    at Issue     Date      Date        1995        1996
______  ______    __________  ________ __________  ___________ __________
1992E  07/30/92   19,000,000   7.150%  07/31/2023  12,082,000  11,333,000
1992F  08/27/92    8,000,000   6.600%  08/31/2023   5,144,000   5,039,000
1992G  11/25/92   47,250,000   7.000%  11/30/2023  40,479,000  38,939,000
1992H  12/23/92   23,600,000   7.100%  12/31/2023  20,347,000  19,610,000
1992I  12/23/92   14,300,000   7.050%  12/31/2023  11,864,000  11,625,000
1993A  01/28/93   24,000,000   7.000%  01/31/2024  20,812,000  19,896,000
1993B  12/22/93   21,000,000   6.000%  12/31/2024  20,515,000  20,383,000
1994A  01/27/94   15,000,000   6.000%  01/31/2025  14,669,000  14,325,000
1994B  02/24/94   13,000,000   6.000%  02/28/2025  12,724,000  12,383,000
1994C  03/24/94   10,000,000   6.500%  03/31/2025   9,818,000   9,739,000
1994D  05/26/94   19,500,000   7.400%  05/31/2025  18,254,000  17,740,000
1994E  05/26/94   13,950.000   7.500%  05/31/2025  13,184,000  12,696,000
1994F  06/23/94   16,000,000   7.300%  06/30/2025  15,028,000  14,501,000
1994G  07/28/94   16,500,000   7.125%  07/31/2025  15,397,000  14,716,000
1994H  07/28/94   24,150,000   7.500%  07/31/2025  23,363,000  22,590,000
1994I  08/25/94   16,050,000   7.500%  08/31/2025  15,002,000  14,591,000
1994J  09/29/94   18,600,000   7.500%  09/30/2025  17,472,000  17,112,000
1994K  11/23/94   15,000,000   8.000%  11/30/2025  14,020,000  13,047,000
1994L  12/28/94   15,000,000   8.100%  12/31/2025  14,124,000  12,796,000
1994M  12/28/94   16,500,000   8.000%  12/31/2025  14,757,000  13,588,000
1995A  02/23/95    8,000,000   8.000%  02/28/2026   7,805,000   7,183,000
1995B  03/30/95   21,000,000   7.500%  03/31/2026  20,339,000  19,336,000
1995C  05/25/95    9,225,000   7.100%  05/31/2026   9,113,000   8,917,000
1996A  04/25/96   12,500,000   7.000%  04/30/2027           0  12,474,000
1996B  05/30/96   15,500,000   7.000%  05/31/2027           0  15,489,000
               _____________                      ___________ ___________
               1,350,791,000                      429,652,000 426,739,000
               =============                      =========== ===========

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                       June 30, 1996 and 1995




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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                           Quarter ended June 30, 1996


     As of June 30, 1996, the Company has completed the issuance of eighty-nine Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of June 30, 1996 the Company has exercised its option to redeem 60 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1991J). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.

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

     The Company wishes to emphasize that due to the nature of its business, the GNMA securities carried as available-for-sale collateralize GNMA-collateralized bonds, and the securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA securities fluctuates significantly as interest rates change; therefore, the market values of the GNMA securities as of the future redemption dates may vary significantly from the current date, and the realization of the unrealized gains is not assured. When market is such that the value of GNMA securities is less than amortized cost, the Company has the expectation that they would be held to maturity as collateral for the related GNMA- collateralized Bonds, or until the market value increases, whichever is sooner, and the Company would not realized any unrealized losses. Thus, no tax benefit is recognized for unrealized losses for the Company's investment in GNMA's.

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

     Item 4.  Submission of Matters to Vote of Security Holders
                    NONE

     Item 5.  Other Information
                    NONE

     Item 6.   Exhibits and Reports on Form 8K

     (a) Report on Form 8K for item 2- See Report dated April 25, 1996 for Purchase of securities and issuance of 1996A and amendment of indenture

     (b) Report on Form 8k for item 2-See Report dated May 30, 1996 for purchase of securities and issuance of 1996B

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


               DATE:  August 12, 1996

Exhibit Index

EX-3.1 Articles of Incorporation of the Registrant as originally filed. (1)

EX-3.2  Bylaws of the  Registrant  as  currently  in effect.  (5)

EX-4.1 Form of Indenture  between the  Registrant  and Trustee  (containing
       Form of Bond). (4)

EX-4.2 Form of Series Supplement(2)

EX-4.3 Form of Guaranty  Agreement for GNMA I Program ("Summary of Guaranty
       Agreement". (3) EX-4.4 Form of Guaranty Agreement for GNMA II Program ("Schedule of Subscribers and GNMA II Contractual Agreement"). (4)

*EX-27 Financial Data Schedule

     (1) Previously filed with the Commission as an exhibit to the Registrant's Form S-11 Registration Statement (File No. 2-93624)on October 4, 1984, and incorporated by reference herein.

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

     (4) Previously filed with the Commission as an exhibit to the Registrant's Form S-11 Registration Statement (File
          No. 33-48368)on June 4, 1992, and incorporated by reference herein.

     (5) Previously filed with the Commission as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.