Form 10-Q
period 1996-09-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1996-11-14
CIK 754591

                SECURITIES & EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                           FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934


 For Quarter Ended September 30, 1996      Commission File Numbers 33-76642

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

          Class                          Outstanding at November 12, 1996
_________________________________        _______________________________
Common  Stock,  $1.00  par  value                10,000 shares

                   RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                         INDEX TO FORM 10-Q


                    Quarter Ended September 30, 1996



     Part I.   Financial Information
               ______________________

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               September 30, 1996 and
               December 31, 1995                         4 of 17


             Statements of Operations (Unaudited)
               Three and six months ended
               September 30, 1996 and 1995               5 of 17

             Statements of Cash Flows (Unaudited)
               Three and six months ended
               September 30, 1996 and 1995               6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS


                                     (UNAUDITED)
                                       September 30,        December 31,
                                            1996                1995
                                    ----------------------------------------

ASSETS
  Cash                                 $     56,066        $     3,956
  Accrued interest receivable             2,580,676          2,617,251
  Underwriting fees and bond issuance
     expenses                            15,322,415         15,836,185
  Requisite funds on deposit                114,636            386,817
  Notes Receivable from affiliates        3,329,589          1,244,279
  Investment in GNMA securities         430,599,350        434,652,607
  Fair value adjustment                 (15,510,833)        21,860,016
  Less:  unamortized discount           (17,339,435)       (17,598,623)
                                       ------------       ------------
                                        397,749,082        438,914,000

  Deferred tax asset                        265,686                 -

                                       $419,418,150       $459,002,488
                                      =============       ============

LIABILITIES
  Accounts payable                           30,000             24,853
  Accrued interest                        2,506,063          2,579,568
  Bonds payable                         426,689,000        429,652,000
  Deferred tax liability                          -          7,048,980
                                       ------------       ------------
                                        429,225,063        439,305,401

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                   10,000             10,000
  Contributed capital                     2,069,569          1,911,003
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                          (15,510,833)        14,427,611
  Retained earnings                       3,624,351          3,348,473
                                       ------------       ------------
                                         (9,806,913)        19,697,087

                                       $ 419,418,150      $459,002,488
                                       =============      ============

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                       1996            1995           1996           1995

                                             -------------------------------------------------------------

INCOME
      Interest income                            $7,757,900      $8,575,887    $22,965,559    $27,121,784
      Amortization of discount                      445,681         473,564      1,319,949      1,141,951
      Gain on sales of GNMA Securities               61,250       1,510,301      1,027,836      4,373,486

                                             -------------------------------------------------------------
                                                  8,264,831      10,559,752     25,313,344     32,637,221

EXPENSE
      Interest expense                            7,612,103       8,421,124     22,590,531     26,745,767
      Amortization of underwriting fees
      and bond issuance expenses                    411,138       1,582,938      1,889,555      3,994,945
      General and administrative                     59,193          45,985        281,075        365,049

                                             -------------------------------------------------------------
                                                  8,082,434      10,050,047     24,761,161     31,105,761


                                             -------------------------------------------------------------
      Income before taxes                           182,397         509,705        552,183      1,531,460

Income tax expense (benefit)                         59,582         103,980        276,305        384,354


                                             -------------------------------------------------------------
      Net Income                                   $122,815        $405,725       $275,878     $1,147,106
                                             =============================================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      Nine Months Ended
                                                                         September 30
                                                                      1996           1995
                                                                ----------------------------

OPERATING ACTIVITIES
   Net income (loss)                                                $275,878    $1,147,106
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Income tax expense (benefit)                                   276,305       384,354
      Amortization of discount                                    (1,319,949)   (1,141,951)
      Amortization of underwriting fees and bond
          issuance expense                                         1,889,555     3,994,945
      (Gain)/Loss on sale of GNMA securities                      (1,027,836)   (4,373,486)
   Changes in operating assets and liabilities:
      Accrued interest receivable                                     36,575       337,751
      Accounts payable                                                 5,147       (47,243)
      Accrued interest payable                                       (73,505)     (160,029)
                                                                -------------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   62,170       141,447


INVESTING ACTIVITIES
     Advances and notes with affiliate                            (2,085,310)     (693,931)
     Principal payments received on GNMA securities               28,320,238    21,356,398
     Purchase of GNMA securities                                 (35,685,120)  (56,859,571)
     Proceeds from sale of GNMA securities                        13,506,736    84,620,043
                                                                -------------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                4,056,544    48,422,939


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit               272,181      (126,960)
     Increase in underwriting fees and bond issuance expenses     (1,375,785)   (1,538,975)
     Proceeds from sales of bonds                                 37,000,000    38,225,000
     Redemption of bonds payable                                 (39,963,000)  (83,103,000)
     Dividends paid                                                        -    (2,000,000)
                                                                -------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (4,066,604)  (48,543,935)
                                                                -------------  ------------

INCREASE (DECREASE) IN CASH                                           52,110        20,451
Cash at beginnning of year                                             3,956        51,523
                                                                -------------  ------------
                                     CASH  AT  SEPTEMBER 30          $56,066       $71,974
                                                                =============  ============


                Ray Ellison Mortgage Acceptance Corp.

               Notes to Unaudited Financial Statements

                      September 30, 1996 and 1995


1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
2.   Bonds Payable

     The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity  December 31 September 30,
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

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                      September 30, 1996 and 1995


2.  Bonds Payable continued

                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31 September 30,
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

                Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                      September 30, 1996 and 1995



2.  Bonds Payable continued



                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31  September 30,
Series  Issued    at Issue     Date      Date        1995          1996
______  ______    __________  ________ __________  ___________ __________
1988J  08/25/88   22,000,000   9.200%  10/31/2019      -           -
1988K  09/29/88   17,000,000   9.150%  11/30/2019      -           -
1988L  10/27/88   20,000,000   9.100%  12/31/2019      -           -
1988M  11/23/88   30,000,000   9.000%  01/31/2020      -           -
1989A  01/25/89   22,000,000   9.500%  03/31/2020      -           -
1989B  01/25/89   17,000,000   9.600%  03/31/2020      -           -
1990A  05/24/90    5,000,000   9.500%  05/31/2021      -           -
1990B  08/30/90   15,150,000   9.000%  08/31/2021      -           -
1990C  09/27/90   10,000,000   9.100%  09/30/2021      -           -
1990D  09/27/90   10,000,000   9.000%  09/30/2021      -           -
1990E  10/25/90   10,000,000   9.150%  10/31/2021      -           -
1990F  10/25/90   14,500,000   9.050%  10/31/2021      -           -
1990G  11/21/90   15,000,000   9.000%  11/30/2021      -           -
1990H  12/27/90    8,000,000   8.500%  12/31/2021      -           -
1991A  02/21/91    9,000,000   8.100%  02/28/2022      -           -
1991B  03/28/91    5,000,000   8.100%  03/31/2022      -           -
1991C  04/25/91    6,000,000   8.150%  04/30/2022      -           -
1991D  05/30/91   12,650,000   8.150%  05/31/2022      -           -
1991E  06/27/91   28,500,000   8.500%  06/30/2022      -           -
1991F  07/25/91   18,000,000   8.450%  07/31/2022      -           -
1991G  08/29/91   18,000,000   8.000%  08/31/2022      -           -
1991H  09/26/91   14,000,000   7.875%  09/30/2022      -           -
1991I  11/27/91   13,000,000   7.500%  11/30/2022   8,929,000      -
1991J  12/23/91    7,000,000   7.500%  12/31/2022   4,237,000      -
1992A  03/26/92   21,000,000   7.250%  03/31/2023  14,664,000  13,673,000
1992B  04/23/92    6,500,000   7.400%  04/30/2023   4,841,000   4,357,000
1992C  05/28/92   17,500,000   7.600%  05/31/2023  12,272,000  10,761,000
1992D  06/25/92   24,000,000   7.400%  06/30/2023  18,397,000  16,588,000

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                      September 30, 1996 and 1995



2.  Bonds Payable continued


                    Face                             Bonds Outstanding
                  of Bonds    Interest  Maturity   December 31 September 30,
Series  Issued    at Issue     Date      Date        1995         1996
______  ______    __________  ________ __________  ___________ __________
1992E  07/30/92   19,000,000   7.150%  07/31/2023  12,082,000  11,186,000
1992F  08/27/92    8,000,000   6.600%  08/31/2023   5,144,000   4,807,000
1992G  11/25/92   47,250,000   7.000%  11/30/2023  40,479,000  38,334,000
1992H  12/23/92   23,600,000   7.100%  12/31/2023  20,347,000  19,246,000
1992I  12/23/92   14,300,000   7.050%  12/31/2023  11,864,000  11,510,000
1993A  01/28/93   24,000,000   7.000%  01/31/2024  20,812,000  19,155,000
1993B  12/22/93   21,000,000   6.000%  12/31/2024  20,515,000  20,068,000
1994A  01/27/94   15,000,000   6.000%  01/31/2025  14,669,000  13,659,000
1994B  02/24/94   13,000,000   6.000%  02/28/2025  12,724,000  12,105,000
1994C  03/24/94   10,000,000   6.500%  03/31/2025   9,818,000   9,577,000
1994D  05/26/94   19,500,000   7.400%  05/31/2025  18,254,000  17,192,000
1994E  05/26/94   13,950.000   7.500%  05/31/2025  13,184,000  12,548,000
1994F  06/23/94   16,000,000   7.300%  06/30/2025  15,028,000  14,218,000
1994G  07/28/94   16,500,000   7.125%  07/31/2025  15,397,000  14,490,000
1994H  07/28/94   24,150,000   7.500%  07/31/2025  23,363,000  22,265,000
1994I  08/25/94   16,050,000   7.500%  08/31/2025  15,002,000  14,077,000
1994J  09/29/94   18,600,000   7.500%  09/30/2025  17,472,000  16,656,000
1994K  11/23/94   15,000,000   8.000%  11/30/2025  14,020,000  12,594,000
1994L  12/28/94   15,000,000   8.100%  12/31/2025  14,124,000  12,667,000
1994M  12/28/94   16,500,000   8.000%  12/31/2025  14,757,000  13,322,000
1995A  02/23/95    8,000,000   8.000%  02/28/2026   7,805,000   7,018,000
1995B  03/30/95   21,000,000   7.500%  03/31/2026  20,339,000  18,860,000
1995C  05/25/95    9,225,000   7.100%  05/31/2026   9,113,000   8,888,000
1996A  04/25/96   12,500,000   7.000%  04/30/2027           0  12,428,000
1996B  05/30/96   15,500,000   7.000%  05/31/2027           0  15,442,000
1996C  09/30/96    9,000,000   7.100%  09/30/2027           0   9,000,000
               _____________                      ___________ ___________
               1,359,791,000                      429,652,000 426,689,000
               =============                      =========== ===========

                  Ray Ellison Mortgage Acceptance Corp.

                 Notes to Unaudited Financial Statements

                      September 30, 1996 and 1995




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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended September 30, 1996


     As of September 30, 1996, the Company has completed the issuance of ninety Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

As of September 30, 1996 the Company has exercised its option to redeem 60 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1991J). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.


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


    Item 1.  Legal Proceedings
                    NONE

     Item 2.  Change in Securities
                    NONE

     Item 3.  Defaults Upon Senior Securities
                    NONE

     Item 4.  Submission of Matters to Vote of Security Holders
                    NONE

     Item 5.  Other Information
                    NONE

     Item 6.   Exhibits and Reports on Form 8K

     (a)  Report on Form 8K for item 2- See  Report  dated  September 30, 1996 for Purchase of securities and issuance of 1996C

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


               DATE:  November 14, 1996

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