Form 10-K405
period 1996-12-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1997-03-25
CIK 754591

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

  For the year ended December 31, 1996        Commission File No. 33-76642

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

               70 N.E. Loop 410, Suite 545  San Antonio, Texas 78216
        -------------------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (210) 342-1085
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

  Aggregate market value of voting stock held by non-affiliates of the registrant at March 20, 1997:
                                 None

   Number of shares of Common Stock outstanding at March 20, 1997:
                             10,000 shares

Item 1. Business


        Ray Ellison Mortgage Acceptance Corp. ("REMAC") was incorporated in the State of Texas on October 1, 1984 and is a wholly-owned subsidiary of Ray Ellison Mortgage Investment Corp. ("REMIC"). Ray Ellison Industries, Inc. is the parent company of REMIC and the ultimate corporate parent of REMAC. REMAC's principal office is located at 70 NE Loop 410, Suite 545, San Antonio, Texas 78216. Its telephone number is (210)342-1085.

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

         During the year ended December 31, 1995, the Company declared and paid $2,000,000 in cash dividends. REMAC did not pay any dividends in 1996.

Item 6.  Selected Financial Data

                                In Thousands of Dollars
                      ---------------------------------------------
                    1996        1995       1994      1993      1992
Interest Income     $30,701    $35,245    $30,928   $32,636   $47,157

Interest Expense     30,186     34,757     30,524    31,599    46,656

Total Assets        434,009    459,002    476,666   365,326   511,043

Bonds Payable       418,427    429,652    491,864   357,160   488,117


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                     Year ended December 31, 1996


        As of December 31, 1996, the Company has completed the issuance of ninety Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Group. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.


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

        As of December 31, 1996, the Company has exercised its option to redeem its Series 1985A through 1985K Bonds, its Series 1986A through 1986J Bonds, its Series 1987A through 1987F Bonds, its Series 1988A through 1988M Bonds, its Series 1989A and Series 1989B Bonds, its Series 1990A through 1990H Bonds, and its Series 1991A through 1991J Bonds. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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

        All GNMA securities are classified as available-for-sale as of January 1, 1994. Accordingly, GNMA securities are reflected on the accompanying balance sheet at fair value, with the unrealized gains and losses, net of tax reported in a separate category of shareholders' equity. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principal. The opening balance of stockholders' equity was increased $14,500,000 (net of tax), representing the recognition of unrealized appreciation, for the Company's investment in GNMA's determined to be available-for-sale, which were previously carried at amortized cost. At December 31, 1994, application of FAS 115 resulted in a reduction in stockholder's equity of $24,491,230 net of -0-taxes, for the Company's investment in GNMA securities determined to be available-for-sale. At December 31, 1995, application of FAS 115 resulted in an increase in stockholders equity of $14,427,611 (net of $7,432,405 in deferred income taxes) representing the net unrealized gain on securities classified as available-for-sale. At December 31, 1996, application of FAS 115 resulted in an increase in stockholders equity of $4,886,757 (net of $2,517,420 in deferred income taxes) representing the net unrealized gain on securities classified as available-for-sale.

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

 Item 8.  Financial Statements and Supplementary Data:

        See Next Page

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Ray Ellison Mortgage Acceptance Corp.

We have audited the accompanying balance sheets of Ray Ellison Mortgage Acceptance Corp., a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp., as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ray Ellison Mortgage Acceptance Corp. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                   Ernst & Young, LLP



March 6, 1997
San Antonio, Texas



                      Ray Ellison Mortgage Acceptance Corp.

                                 Balance Sheets



                                                                            December 31
                                                                1996                    1995
                                                   ------------------------------------------------
Assets
Cash                                                    $          51,880       $           3,956
Accrued interest receivable                                     2,530,080               2,617,251
Underwriting fees and bond issuance expenses                   15,007,701              15,836,185
Requisite funds on deposit                                        133,797                 386,817

Notes receivable from affiliates                                3,513,806               1,244,279

Investment in GNMA securities                                 422,240,456             434,652,607
   Plus (less):
     Fair value adjustment                                      7,404,177              21,860,016
     Unamortized discount                                     (16,872,575)            (17,598,623)
                                                   -------------------------------------------------
                                                              412,772,058             438,914,000
                                                   -------------------------------------------------

Total assets                                            $     434,009,322       $     459,002,488
                                                   =================================================

Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable                                     $          30,000       $          24,853
   Accrued interest                                             2,500,552               2,579,568
   Bonds payable                                              418,427,000             429,652,000
   Deferred tax liability                                       2,265,287               7,048,980
                                                    ------------------------------------------------
Total liabilities                                             423,222,839             439,305,401

Stockholder's equity:
   Common stock, $1.00 par value, 10,000 shares
     authorized, issued and outstanding                            10,000                  10,000
   Contributed capital                                          2,122,681               1,911,003
   Unrealized gains on
     available-for-sale securities, net of tax                  4,886,757              14,427,611
   Retained earnings                                            3,767,045               3,348,473
                                                    -------------------------------------------------
Total stockholder's equity                                     10,786,483              19,697,087
                                                    -------------------------------------------------

Total liabilities and stockholder's equity              $     434,009,322       $     459,002,488
                                                    =================================================
See accompanying notes.


                      Ray Ellison Mortgage Acceptance Corp.

                            Statements of Operations

                                                            Year Ended December 31
                                                1996                 1995                1994
                                         -----------------------------------------------------------

Income:
   Interest income                        $  30,700,648     $     35,244,826    $     30,928,676
   Amortization of discount                   1,786,809            1,619,167           2,022,638
   Gain on sales of GNMA
     securities                               1,027,836            4,963,307           1,513,991
                                         ----------------------------------------------------------
                                             33,515,293           41,827,300          34,465,305

Expense:
   Interest expense                          30,186,780           34,756,988          30,524,791
   Amortization of underwriting
     fees and bond issuance
     expenses                                 2,254,593            4,853,388           3,215,577
   General and administrative                   312,378              399,620             531,487
                                        -----------------------------------------------------------
                                             32,753,751           40,009,996          34,271,855
                                        -----------------------------------------------------------
Income before taxes                             761,542            1,817,304             193,450

Income tax expense (benefit):
     Current taxes                              342,970              (71,059)           (167,483)
     Deferred taxes                                   -              420,851             174,941
                                        -----------------------------------------------------------
                                                342,970              349,792               7,458
                                        -----------------------------------------------------------

Net income                               $      418,572            1,467,512    $        185,992
                                        ===========================================================



See accompanying notes.


                      Ray Ellison Mortgage Acceptance Corp.

             Statements of Changes in Stockholder's Equity (Deficit)


                                                                  Unrealized
                                                                  Gains and
                                                                 (Losses) on
                                                                Available-for-
                          Common Stock         Contributed     Sale Securities,     Retained
                    -------------------------
                      Shares      Dollars        Capital          Net of Tax        Earnings           Total
                    ------------------------------------------------------------------------------------------------

Balance
   December 31,        10,000       10,000     $  2,149,545      $           -     $   3,694,969    $   5,854,514
   1993
     Adjustment to
       beginning
       balance for
       change in
       accounting
       method, net
       of deferred          -            -                -         14,500,000                 -       14,500,000
       income taxes
       of $7,505,000
     Net income             -            -                -                  -           185,992          185,992
     Return of              -            -         (167,483)                 -                 -         (167,483)
       capital
     Change in
       unrealized
       gains and
       (losses),
       net of
       deferred
       income tax
       benefit of
       $7,505,000           -            -                -        (38,991,230)                -      (38,991,230)
                    ------------------------------------------------------------------------------------------------
Balance
   December 31,        10,000       10,000        1,982,062        (24,491,230)        3,880,961      (18,618,207)
   1994
     Net income             -            -                -                  -         1,467,512        1,467,512
     Dividends paid         -            -                -                  -        (2,000,000)      (2,000,000)
     Return of              -            -          (71,059)                 -                 -          (71,059)
       capital
     Change in
       unrealized
       gains and
       (losses),
       net of
       deferred
       income taxes
       of $7,432,405        -            -                -         38,918,841                 -       38,918,841
                    ------------------------------------------------------------------------------------------------
Balance
   December 31,        10,000     $ 10,000     $  1,911,003      $  14,427,611     $   3,348,473    $  19,697,087
   1995
     Net income             -            -                -                  -           418,572          418,572
     Contribution
      of capital            -            -          211,678                  -                 -          211,678
     Change in
       unrealized gains and
       (losses),
       net of
       deferred
       income taxes
       of
       $(2,517,420)          -            -              -          (9,540,854)                -       (9,540,854)
                    ------------------------------------------------------------------------------------------------
Balance
   December 31, 1996   10,000     $  10,000    $ 2,122,681        $  4,886,757       $ 3,767,045      $10,786,483
                    ================================================================================================
See accompanying notes.


                      Ray Ellison Mortgage Acceptance Corp.

                            Statements of Cash Flows


                                                                  Year Ended December 31
                                                         1996              1995               1994
                                                  ---------------------------------------------------------

Operating Activities
Net income                                           $      418,572    $    1,467,512     $      185,992
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Income tax                                             342,970           349,792              7,458
     Amortization of discount                            (1,786,809)       (1,619,167)        (2,022,638)
     Amortization of underwriting fees and
       bond issuance expenses                             2,254,593         4,853,388          3,215,577
     Gain on sale of GNMA securities                     (1,027,836)       (4,963,307)        (1,513,991)
     Changes in operating assets and
       liabilities:
       Accrued interest receivable                           87,171           453,142           (753,629)
       Accounts payable                                       5,147           (52,390)            47,157
       Accrued interest payable                             (79,016)         (270,160)           664,994
                                                  ---------------------------------------------------------
Net cash provided by (used in) operating
   activities                                               214,792           218,810           (169,080)

Investing Activities
Net (increase) decrease in notes
   receivable/payable with affiliates                    (2,269,527)       (1,737,977)           397,449
Principal payments received on GNMA securit              36,679,137        30,826,502         49,037,019
Purchase of GNMA securities                             (35,685,120)      (56,859,573)      (207,788,828)
Proceeds from sale of GNMA securities                    13,506,736        93,410,859         30,723,281
                                                  ---------------------------------------------------------
Net cash (used in) provided by investing
   activities                                            12,231,226        65,639,811       (127,631,079)

Financing Activities
Cash dividend to parent                                           -        (2,000,000)                 -
Net (increase) decrease in requisite funds
   on deposit                                               253,020          (155,207)           237,121
Increase in underwriting fees and bond
   issuance expenses                                     (1,426,114)       (1,538,981)        (7,792,788)
Proceeds from sales of bonds                             37,000,000        38,225,000        209,250,000
Redemption of bonds payable                             (48,225,000)     (100,437,000)       (74,546,000)
                                                  ---------------------------------------------------------
Net cash provided by (used in) financing
   activities                                           (12,398,094)      (65,906,188)       127,148,333
                                                  ---------------------------------------------------------
Change in cash                                               47,924           (47,567)          (651,826)

Cash at beginning of year                                     3,956            51,523            703,349
                                                  ---------------------------------------------------------

Cash at end of year                                  $       51,880    $        3,956     $       51,523
                                                  =========================================================

See accompanying notes.


                      Ray Ellison Mortgage Acceptance Corp.

                          Notes to Financial Statements

                        December 31, 1996, 1995, and 1994


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


Underwriting  Fees,  Bond  Issuance  Expenses,  Unamortized  Discount,  and
     Realized  Gains

     The Company  amortizes the  underwriting  fees and bond  issuance  expenses
(fees) and the discount on GNMA (Government National Mortgage Association) securities by the level yield method. Underwriting fees and bond issuance expenses at December 31, 1996 and 1995 are reported net of accumulated amortization of $5,628,116 and $8,612,023, respectively. Any unamortized underwriting fees and bond issuance expenses remaining upon redemption of the bonds are expensed. Realized gains and losses, and declines in value judged to be other-than-temporary are included in gain on sale of GNMA securities. The cost of securities sold is based on the specific identification method.

Fair Values of Financial Instruments

The fair values of the Company's GNMA securities and bonds payable are estimated based on quoted market prices. The carrying values of all other financial instruments reported in the balance sheets approximate fair values.

New Accounting Standard

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), effective for fiscal years beginning after December 15, 1993. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. Under the new rules, debt securities that the Company

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1996, 1995, and 1994


1.  Significant Accounting Policies (continued)

does not have the positive intent and ability to hold to maturity are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity.

All GNMA securities are classified as available-for-sale as of January 1, 1994. Accordingly, GNMA securities are reflected on the accompanying balance sheet at fair value, with the unrealized gains and losses, net of tax, reported in a separate category of stockholders' equity. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of shareholder's equity was increased by $14,500,000 (net of $7,505,000 in deferred income taxes), representing the recognition of unrealized appreciation for the Company's investment in GNMAs determined to be available-for-sale which were previously carried at amortized cost. At December 31, 1994, application of FAS 115 resulted in a reduction in stockholders' equity of $24,491,230 (net of $-0- in deferred income taxes) to reflect the net unrealized holding losses on securities classified as available-for-sale. At December 31, 1995, application of FAS 115 resulted in an increase in stockholders' equity of $14,427,611 (net of $7,432,405 in deferred income taxes) representing the net unrealized gains on securities classified as available-for-sale. At December 31, 1996, application of FAS 115 resulted in an increase in stockholders' equity of $4,886,757 (net of $2,517,420 in deferred income taxes) representing the net unrealized gains on securities classified as available-for-sale.


The Company wishes to emphasize that due to the nature of its business, the securities carried as available-for-sale collateralize GNMA-collateralized bonds, and the securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA securities fluctuates significantly as interest rates change; therefore, the market values as of the future redemption dates may vary significantly from the current date, and the realization of the unrealized gains is not assured. When the market is such that the value of GNMA securities is less than amortized cost, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realize any unrealized losses. Thus, no tax benefit is recognized for unrealized losses related to Company's investment in GNMAs.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1996, 1995, and 1994


1.  Significant Accounting Policies (continued)

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

2.  Requisite Funds on Deposit

The Company is required to deposit certain requisite funds with the Trustee for each series of bonds under the terms of the Indenture. The Company's obligations to establish such requisite funds may be satisfied by either cash or letters of credit.

As of December 31, 1996 and 1995, cash in the amount of $133,797 and $386,817, respectively, had been deposited with the Trustee to satisfy the Company's obligations relative to such requisite funds.

3.  Assets Subject to Lien

Substantially all of the assets of the Company are pledged as security for the long-term bonds payable.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1996, 1995, and 1994


4.  Bonds Payable

The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                              Face                                            Bonds Outstanding
                            of Bonds        Interest     Maturity                December 31
  Series     Issued         at Issue          Rate         Date            1996               1995
----------------------------------------------------------------------------------------------------------

 1985A      02/27/85     $     11,559,000    11.500%    03/28/2015     $            -     $            -
 1985B      03/28/85           10,337,000    12.000     04/28/2015                  -                  -
 1985C      04/24/85           10,343,000    11.850     12/28/2015                  -                  -
 1985D      05/20/85           13,714,000    11.450     07/28/2016                  -                  -
 1985E      06/26/85           12,784,000    10.750     08/28/2016                  -                  -
 1985F      07/25/85           10,004,000    10.625     09/28/2016                  -                  -
 1985G      08/28/85            9,223,000    10.750     10/28/2016                  -                  -
 1985H      09/26/85            9,106,000    10.500     11/28/2016                  -                  -
 1985I      10/24/85           11,753,000    10.875     12/28/2016                  -                  -
 1985J      11/26/85            8,720,000    10.400     01/28/2017                  -                  -
 1985K      12/26/85            8,923,000    10.250     02/28/2017                  -                  -
 1986A      01/28/86            9,380,000     9.750     03/28/2017                  -                  -
 1986B      02/27/86           19,512,000     9.750     04/28/2017                  -                  -
 1986C      03/26/86            9,204,000     9.375     05/28/2017                  -                  -
 1986D      04/23/86            9,989,000     8.500     06/28/2017                  -                  -
 1986E      06/26/86           10,650,000     9.250     08/28/2017                  -                  -
 1986F      07/24/86           20,600,000     9.000     09/28/2017                  -                  -
 1986G      08/28/86           20,990,000     9.000     10/28/2017                  -                  -
 1986H      09/25/86           14,153,000     8.625     11/28/2017                  -                  -
 1986I      11/25/86           10,002,000     8.625     01/28/2018                  -                  -
 1986J      12/30/86            9,390,000     8.250     02/28/2018                  -                  -
 1987A      07/30/87           17,500,000     9.000     09/28/2018                  -                  -
 1987B      08/27/87           18,000,000     9.000     10/28/2018                  -                  -
 1987C      09/30/87           10,000,000     9.500     11/28/2018                  -                  -
 1987D      10/29/87           15,000,000     9.750     12/31/2018                  -                  -
 1987E      11/25/87           16,000,000    10.000     01/31/2019                  -                  -
 1987F      11/25/87           16,655,000     9.500     01/31/2019                  -                  -
 1988A      01/27/88           15,000,000     9.500     03/31/2019                  -                  -
 1988B      02/25/88           13,925,000     9.000     04/30/2019                  -                  -
 1988C      02/25/88           10,000,000     8.500     04/30/2019                  -                  -
 1988D      03/30/88           14,950,000     8.750     05/31/2019                  -                  -
 1988E      05/26/88           18,000,000     9.125     07/31/2019                  -                  -
 1988F      06/23/88           33,000,000     9.375     08/31/2019                  -                  -
 1988G      06/23/88           14,000,000     9.450     08/31/2019                  -                  -




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                        December 31, 1996, 1995, and 1994


4.  Bonds Payable (continued)

                              Face                                            Bonds Outstanding
                            of Bonds        Interest     Maturity                December 31
  Series     Issued         at Issue          Rate         Date            1996               1995
----------------------------------------------------------------------------------------------------------

 1988H      07/28/88           15,000,000     9.125     09/30/2019                  -                  -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/21/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -          8,929,000
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -          4,237,000
 1992A      03/26/92           21,000,000     7.250     03/31/2023         13,207,000         14,664,000
 1992B      04/23/92            6,500,000     7.400     04/30/2023          4,325,000          4,841,000
 1992C      05/28/92           17,500,000     7.600     05/31/2023         10,366,000         12,272,000
 1992D      06/25/92           24,000,000     7.400     06/30/2023         16,129,000         18,397,000
 1992E      07/30/92           19,000,000     7.150     07/31/2023         10,776,000         12,082,000
 1992F      08/27/92            8,000,000     6.600     08/31/2023          4,775,000          5,144,000
 1992G      11/25/92           47,250,000     7.000     11/30/2023         37,796,000         40,479,000
 1992H      12/23/92           23,600,000     7.100     12/31/2023         18,632,000         20,347,000
 1992I      12/23/92           14,300,000     7.050     12/31/2023         11,345,000         11,864,000
 1993A      01/28/93           24,000,000     7.000     01/31/2024         18,730,000         20,812,000
 1993B      12/22/93           21,000,000     6.000     12/31/2024         19,815,000         20,515,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         13,399,000         14,669,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025         11,927,000         12,724,000




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                        December 31, 1996, 1995, and 1994


4.  Bonds Payable (continued)

                              Face                                            Bonds Outstanding
                            of Bonds        Interest     Maturity                December 31
  Series     Issued         at Issue          Rate         Date            1996               1995
----------------------------------------------------------------------------------------------------------

 1994C      03/24/94           10,000,000     6.500     03/31/2025     $    9,453,000     $    9,818,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025         16,895,000         18,254,000
 1994E      05/26/94           13,950,000     7.500     05/31/2025         12,169,000         13,184,000
 1994F      06/23/94           16,000,000     7.300     06/30/2025         13,842,000         15,028,000
 1994G      07/28/94           16,500,000     7.125     07/31/2025         14,236,000         15,397,000
 1994H      07/28/94           24,150,000     7.500     07/31/2025         21,904,000         23,363,000
 1994I      08/25/94           16,050,000     7.500     08/31/2025         13,986,000         15,002,000
 1994J      09/29/94           18,600,000     7.500     09/30/2025         16,330,000         17,472,000
 1994K      11/23/94           15,000,000     8.000     11/30/2025         12,467,000         14,020,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025         12,260,000         14,124,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025         13,156,000         14,757,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          6,823,000          7,805,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         18,225,000         20,339,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          8,741,000          9,113,000
 1996A      4/25/96            12,500,000     7.000     04/30/2027         12,371,000                  -
 1996B      05/30/96           15,500,000     7.000     05/31/2027         15,372,000                  -
 1996C      09/26/96            9,000,000     7.100     09/30/2027          8,975,000                  -
                      ----------------------                        --------------------------------------

                         $  1,359,791,000                              $  418,427,000      $ 429,652,000
                      ======================                        ======================================

The remaining bonds may be redeemed at the option of the Company, in whole or in part, at any time after the fourth anniversary of their issuance. To ensure sufficient funds to meet debt service requirements, the Indenture provides for redemption if the payments to be made on the GNMA securities will be less than the debt service requirements. The amounts of bonds to be redeemed are dependent on a number of factors such as: 1) prepayments on the GNMA securities, 2) interest earned on requisite funds, 3) deposit or substitution of collateral in lieu of bond redemption, and 4) requests for redemption by bondholders. In all redemptions described above, the redemption price will be 100% of the principal amount of the bonds to be redeemed plus interest accrued to the date of redemption.

     Cash paid for interest was  $30,265,796,  $35,027,148,  and $29,859,797 for
the years ended December 31, 1996, 1995, and 1994, respectively.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1996, 1995, and 1994


5.  Related Party Transactions

The Company was organized to facilitate the financing of long-term mortgage loans through the issuance and sale of GNMA-collateralized bonds. The bonds issued represent obligations solely of the Company and are not guaranteed by any of its affiliates.

The Company entered into a revolving note receivable with an affiliated company on October 31, 1992 for $20,000,000. The note is due on demand, or if no demand is made, on December 31, 1996. Interest is due monthly at the prime rate. The balance outstanding relating to this note at December 31, 1996 and 1995 was $3,513,806 and $1,244,279, respectively.

Notes and advances to affiliated companies bear interest at the current market rates. Net interest income earned from affiliates for advances totaled $157,463, $48,240, and $8,968, in 1996, 1995, and 1994, respectively.

The Company entered into a revolving promissory note payable with an affiliated company on September 1, 1992 for $10,000,000. The note, with an outstanding balance of $ -0- and $-0- at December 31, 1996 and 1995, respectively, is due on demand, or if no demand is made, on September 1, 1996. Interest is due monthly at the prime rate. The note is subordinated to the Company's GNMA-collateralized bonds.

Net interest expense incurred in connection with revolving notes payable totaled $-0-, $19,155, and $41,099 in 1996, 1995, and 1994, respectively.

GNMA securities are purchased and sold through an affiliated company at a cost which approximates market.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1996, 1995, and 1994


5.  Related Party Transactions (continued)

None of the directors or executive officers of the Company receive any direct remuneration from the Company; however, certain of the Company's executive officers participate in an employment agreement with the Company's parent and other affiliated companies. The agreement provides that such executive officers are entitled to a percentage of corporate distributions based on the accumulation of certain cash and cash equivalents of the Company over an imputed base return to the shareholder.

General and administrative services for the Company including accounting, legal, and other administrative functions are provided by affiliated companies. Fees for general and administrative services were $162,643, $197,500, and $209,149 in 1996, 1995, and 1994, respectively.

6.  Stockholder's Equity (Deficit)

During the year ended December 31, 1995, the Company declared and paid $2,000,000 in cash dividends.

7.  Federal Income Taxes

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

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1996, 1995, and 1994


7.  Federal Income Taxes (continued)

FAS 109 requires the recognition of income taxes among members of a consolidated group as if each member had filed a separate return. The Company's income tax expense under its legal tax sharing agreement varies from that recognized under FAS 109. Charges and credits to contributed capital or retained earnings result from applying the provisions of FAS 109 when cash payments or receipts of taxes are not required to be made to or from the parent under the legal tax sharing agreement. During the years ended December 31, 1996 and 1995, a return (contribution) of capital of ($211,678) and $71,059, respectively, was recorded to reflect the income tax benefit that must be recorded under FAS 109 but will not be received (paid) from (to) the parent under the Company's legal tax sharing agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only significant components of the Company's deferred tax assets and liabilities relate to a deductible temporary difference of $988,759 and $1,127,722 at December 31, 1996 and 1995, respectively, resulting from an excess of tax basis on GNMA securities over that recorded for financial reporting purposes and a taxable gain of $7,404,177 and $21,860,016 at December 31, 1996 and 1995, resulting from the adjustment to fair value of the Company's investment in GNMAs.

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34% to income tax expense is:

                                                     1996          1995            1994
                                               ---------------------------------------------
Tax expense at U.S. statutory rates            $   258,925     $  617,883      $  65,773

Increase (Decrease) in deferred tax asset
  valuation allowance                               84,045       (268,091)       (58,315)
                                              ----------------------------------------------
                                               $   342,970     $  349,792      $   7,458
                                              ==============================================


                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1996, 1995, and 1994


8.  Fair Values of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                   December 31, 1996                         December 31, 1995
                       ------------------------------------------------------------------------------------
                                                  Estimated                                Estimated
                               Cost              Fair Value              Cost              Fair Value
                       ------------------------------------------------------------------------------------
     Cash                 $         51,880     $         51,880     $          3,956     $          3,956

     Notes receivable
       from affiliates           3,513,806            3,513,806            1,244,279            1,244,279

     GNMA securities           405,364,881          412,772,058          417,053,984          438,914,000

     Bonds payable             418,427,000          409,759,040          429,652,000          426,002,383


The Company is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public. All securities are pledged as collateral for the bonds payable. As discussed in Note 4, the bonds can be redeemed at the option of the Company after the fourth anniversary of the particular Bond Series. All bond redemptions are at par; therefore, the Company will not realize a gain or loss on the disposition of the bonds under its optional call provisions. The fair values of the GNMA securities (see Note 1-Fair Values of Financial Instruments) fluctuate significantly as interest rates change; therefore, fair values as of the future redemption dates may vary significantly from those stated above. When the market is such that the value of GNMA securities is less than par, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realize any unrealized losses. All GNMA securities contractually mature after December 31, 2006. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Item 9.  Disagreements on Accounting and Financial Disclosure.

             None.

Item 10.  Directors and Executive Officers.


        The following is a list of REMAC's directors and executive officers. All of such directors and executive officers have served in their respective capacities since the dates described below.

     Name                       Age         Position
     -----------               ----        ---------------------
     Jack Biegler               53         President, Secretary
                                           and Director

     Goodhue W. Smith, III      47         Director

     Locksley Simmons           38         Director, Vice President,
                                           Treasurer, and
                                           Assistant Secretary

     Jack Biegler is President of Ray Ellison Industries, Inc. He has, for more than five years prior to the date of this 10-K, served in various executive financial capacities for affiliates of the Company. Mr. Biegler is the President of Ray Ellison Mortgage Investment Corp., the parent corporation of the Company. He has also served as a director of Valley-Hi National Bank (now Norwest Bank of Texas, San Antonio, N.A.), a former affiliate of the Company, from April, 1983 to the present and is currently serving as the Chairman of the Board.

     Goodhue W. Smith, III is Secretary and Treasurer of Duncan-Smith Co., an investment banking firm, and has served in that capacity for more than five years prior to the date of this 10-K.

     Locksley Simmons is Vice President of Ray Ellison Industries, Inc and has served in various financial positions for affiliates of the Company for more than five years prior to the date of this 10-K.

     Mr.  Biegler was initially  elected as an officer of the Company on October
1, 1984, and was most recently reelected on December 31, 1996; Ms. Simmons was initially elected as Vice President, Treasurer, and Assistant Secretary of the Company on April 11, 1988 and was reelected December 31, 1996; Ms. Simmons was initially appointed as a Director for the Company on December 31, 1996; Mr. Smith was initially elected to his position with the Company on March 30, 1990, and was reelected December 31, 1996, in each case to hold office during the term for which they are elected and until their successors are elected and qualify in accordance with the terms of REMAC's Articles of Incorporation and the laws of the State of Texas.

     There are no family relationships among or between such directors and ex-executive officers.

Item 11. Executive Compensation

     None of the directors and executive officers of the Company presently receive any direct remuneration (other than reimbursement of expenses) from REMAC. It is currently anticipated that the officers and directors of the Company will continue to devote substantially all of their time to their duties related to their respective positions with Ray Ellison Industries, Inc. and its affiliates. The officers and directors of the Company will devote such of their time as may be necessary to ensure that REMAC fulfills its duties under the respective Indentures governing the Bonds and such other duties as the officers and directors shall deem necessary to protect the interest of the Bondholders or which may be required by law. Certain of the Company's executive officers participate in an employment agreement with the Company's parent and other affiliated companies. The agreement provides that such executive officers are entitled to a percentage of corporate distributions based on the accumulation of certain cash and cash equivalents of the Company over an imputed base return to the shareholder.

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

        Set forth below is certain information as to the beneficial ownership of each class of equity securities of Ray Ellison Mortgage Investment Corp., the parent corporation of the Issuer, as of February 28, 1997.

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



Item 13.  Certain Relationships and Related Transactions.

        Not Applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)(1) Financial Statements

       The following financial statements are included in Part II,

       Item 8:
               Report of Independent Auditors
               Balance Sheets - December 31, 1996 and  1995
               Statements of Operations
                        -Years ended December 31, 1996, 1995 and 1994
               Statements of Changes in Stockholder's Equity (Deficit)
                        -Years ended December 31, 1996, 1995, and 1994
               Statements of Cash Flows
                        -Years ended December 31, 1996, 1995, and 1994
               Notes to financial statements



(a)(2) Financial Statement Schedules

        All schedules have been omitted because they are either inapplicable or the required information has been given in the financial statements or the notes thereto.

(a)(3) Exhibits

 Exhibit Number

    Ex-1     -- Form  of  Underwriting  Agreement  including  form  of  Terms
                Agreement (4).
    Ex-3(i)  -- Articles of Incorporation of the Registrant as originally filed. (1)
    Ex-3(ii) -- Bylaws of the  Registrant as currently in  effect.(5)
    Ex-4.1 --   Form of Indenture between the Registrant and Trustee
                (containing Form of Bond).(4)
    Ex-4.2   -- Form of Series Supplement. (2)
             -- Form of Guaranty Agreement (level payment and graduated payment) for GNMA I Program ("Summary of Guaranty
                Agreement"). (3)
    Ex-4.3   -- Form of Guaranty Agreement for GNMA II Program ("Schedule
                of Subscribers and GNMA II Contractual Agreement"). (4)
    *Ex-19   -- Statement of Ray Ellison Mortgage Acceptance Corp. to
                GNMA-Collateralized Bondholders, in accordance with
                the Indenture.
    *Ex-23   -- Consent of experts
    *Ex-27   -- Financial Data Schedule
-----------------------------------

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

     5. Previously filed with the Commission as an exhibit to the Registrants Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.

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

                                             Ray Ellison Mortgage
                                             Acceptance Corp.
                                             (Registrant)

March 20, 1997                           By       /s/Jack Biegler
                                           -----------------------------
                                           Jack Biegler
                                           President, (Principal Executive
                                           Officer) Director, and Secretary


March 20, 1997                           By       /s/Locksley Simmons
                                           ------------------------------
                                           Locksley Simmons, Director
                                           Vice President, Treasurer,
                                           (Chief Financial Officer and
                                           Principal Accounting Officer)
                                           and Assistant Secretary


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1997.

 SIGNATURE                                           CAPACITY
------------                                         ---------

/s/ Jack Biegler                                     Director
----------------
Jack Biegler


/s/Locksley Simmons                                  Director
-------------------
Locksley Simmons


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