Form 10-Q
period 1997-03-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1997-05-06
CIK 754591

                SECURITIES & EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                           FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934


 For Quarter Ended March 31, 1997      Commission File Numbers 33-76642

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

          Class                          Outstanding at May 5, 1997
_________________________________        _______________________________
Common  Stock,  $1.00  par  value                10,000 shares

                   RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                         INDEX TO FORM 10-Q


                    Quarter Ended March 31, 1997



     Part I.   Financial Information
               ______________________

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               March 31, 1997 and
               December 31, 1996                         4 of 17


             Statements of Operations (Unaudited)
               Three months ended
               March 31, 1997 and 1996                   5 of 17

             Statements of Cash Flows (Unaudited)
               Three months ended
               March 31, 1997 and 1996                   6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.


RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS

                                            (UNAUDITED)
                                              MARCH 31          DECEMBER 31,
                                                1997               1996
                                         ---------------------------------------

ASSETS
  Cash                                         $     67,318        $     51,880
  Accrued interest receivable                     2,481,695           2,530,080
  Underwriting fees and bond issuance
     expenses                                    14,647,619          15,007,701
  Requisite funds on deposit                        134,010             133,797
  Notes Receivable from affiliates                3,689,198           3,513,806

  Investment in GNMA securities                 414,413,604         422,240,456
  Fair value adjustment                            (563,590)          7,404,177
  Less:  unamortized discount                   (16,481,512)        (16,872,575)
                                         ---------------------------------------
                                                397,368,502         412,772,058

  Deferred tax asset                                245,023                   -

                                         ---------------------------------------
                                               $418,633,365        $434,009,322
                                         =======================================

LIABILITIES
  Accounts payable                              $    55,620        $     30,000
  Accrued interest                                2,453,032           2,500,552
  Bonds payable                                 410,678,000         418,427,000
  Deferred tax liability                                  -           2,265,287
                                         ---------------------------------------
                                                413,186,652         423,222,839

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                           10,000              10,000
  Contributed capital                             2,153,215           2,122,681
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                                     (563,590)          4,886,757
  Retained earnings                               3,847,088           3,767,045

                                         ---------------------------------------
                                                  5,446,713          10,786,483

                                         ---------------------------------------
                                               $418,633,365        $434,009,322
                                         =======================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                                  1997            1996
                                             --------------------------------

INCOME
      Interest income                             $7,597,442      $7,640,629
      Amortization of discount                       391,062         429,485
      Gain on sales of GNMA Securities                45,625         904,243

                                             --------------------------------
                                                   8,034,129       8,974,357
                                             --------------------------------

EXPENSE
      Interest expense                             7,458,174       7,529,861
      Amortization of underwriting fees
      and bond issuance expenses                     360,082       1,064,877
      General and administrative                      98,186         153,879

                                             --------------------------------
                                                   7,916,442       8,748,617
                                             --------------------------------


      Income before taxes                            117,687         225,740

Income tax expense (benefit)                          37,644          76,752


                                             --------------------------------
      Net Income                                     $80,043        $148,988
                                             ================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31,
                                                                  1997             1996
                                                             ---------------------------------

OPERATING ACTIVITIES
     Net income (loss)                                            $   80,043      $   148,988
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Income tax expense (benefit)                                  37,644           76,752
        Amortization of discount                                    (391,062)        (429,485)
        Amortization of underwriting fees and bond
            issuance expense                                         360,082        1,064,877
        (Gain)/Loss on sale of GNMA securities                       (45,625)        (904,243)
      Changes in operating assets and liabilities:
            Accrued interest receivable                               48,385          139,407
            Accounts payable                                          25,620           (2,853)
            Accrued interest payable                                 (47,522)        (135,740)
                                                             ---------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   67,565          (42,297)

INVESTING ACTIVITIES
     Advances and notes with affiliate                              (175,392)        (962,222)
     Principal payments received on GNMA securities                7,826,852        9,333,220
     Proceeds from sale of GNMA securities                            45,625       13,383,141
                                                             ---------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                7,697,085       21,754,139


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit                  (212)          75,936
     Redemption of bonds payable                                  (7,749,000)     (21,790,000)
                                                             ---------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (7,749,212)     (21,714,064)
                                                             ---------------------------------


INCREASE (DECREASE) IN CASH                                           15,438           (2,222)
Cash at beginnning of year                                            51,880            3,956
                                                             ---------------------------------

                                           CASH AT MARCH 31,      $   67,318      $     1,734
                                                             =================================


                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             March 31, 1997 and 1996


1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, are 1997 not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             March 31, 1997 and 1996


2.   Bonds Payable
The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                              Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,       March 31,
Series     Issued         at Issue          Rate         Date               1996                1997
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




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                            March 31, 1997 and 1996


2.  Bonds Payable (continued)
                              Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,       March 31,
Series     Issued         at Issue          Rate         Date               1996                1997
----------------------------------------------------------------------------------------------------------

 1988H      07/28/88           15,000,000     9.125     09/30/2019                  -                  -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/21/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -                  -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -                  -
 1992A      03/26/92           21,000,000     7.250     03/31/2023         13,207,000         12,998,000
 1992B      04/23/92            6,500,000     7.400     04/30/2023          4,325,000          4,181,000
 1992C      05/28/92           17,500,000     7.600     05/31/2023         10,366,000          9,520,000
 1992D      06/25/92           24,000,000     7.400     06/30/2023         16,129,000         15,801,000
 1992E      07/30/92           19,000,000     7.150     07/31/2023         10,776,000         10,698,000
 1992F      08/27/92            8,000,000     6.600     08/31/2023          4,775,000          4,693,000
 1992G      11/25/92           47,250,000     7.000     11/30/2023         37,796,000         37,408,000
 1992H      12/23/92           23,600,000     7.100     12/31/2023         18,632,000         18,394,000
 1992I      12/23/92           14,300,000     7.050     12/31/2023         11,345,000         11,250,000
 1993A      01/28/93           24,000,000     7.000     01/31/2024         18,730,000         18,658,000
 1993B      12/22/93           21,000,000     6.000     12/31/2024         19,815,000         19,598,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         13,399,000         13,237,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025         11,927,000         11,875,000




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                            March 31, 1997 and 1996


4.  Bonds Payable (continued)

                               Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,       March 31,
Series     Issued         at Issue          Rate         Date               1996                1997
----------------------------------------------------------------------------------------------------------
 1994C      03/24/94           10,000,000     6.500     03/31/2025     $    9,453,000     $    9,248,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025         16,895,000         16,398,000
 1994E      05/26/94           13,950,000     7.500     05/31/2025         12,169,000         11,917,000
 1994F      06/23/94           16,000,000     7.300     06/30/2025         13,842,000         13,698,000
 1994G      07/28/94           16,500,000     7.125     07/31/2025         14,236,000         13,872,000
 1994H      07/28/94           24,150,000     7.500     07/31/2025         21,904,000         21,477,000
 1994I      08/25/94           16,050,000     7.500     08/31/2025         13,986,000         13,692,000
 1994J      09/29/94           18,600,000     7.500     09/30/2025         16,330,000         15,845,000
 1994K      11/23/94           15,000,000     8.000     11/30/2025         12,467,000         12,220,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025         12,260,000         11,941,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025         13,156,000         12,704,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          6,823,000          6,589,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         18,225,000         17,775,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          8,741,000          8,438,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         12,371,000         12,316,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         15,372,000         15,304,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          8,975,000          8,933,000
                      ----------------------                        --------------------------------------

                         $  1,359,791,000                              $  418,427,000      $ 410,678,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended March 31, 1997


     As of March 31, 1997, the Company has completed the issuance of ninety-one Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

As of March 31, 1997 the Company has exercised its option to redeem 60 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1991J). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.


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

     The Company wishes to emphasize that due to the nature of its business, the GNMA securities carried as available-for-sale collateralize GNMA-collateralized bonds, and the securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA securities fluctuates significantly as interest rates change; therefore, the market values of the GNMA securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gains is not assured. When market is such that the value of GNMA securities is less than amortized cost, the Company has the expectation that they would be held to maturity as collateral for the related GNMA- collateralized Bonds, or until the market value increases, whichever is sooner, and the Company would not realize any unrealized losses. Thus, no tax benefit is recognized for unrealized losses for the Company's investment in GNMA's.

    Part II. Other Information


    Item 1.  Legal Proceedings
                    NONE

     Item 2.  Change in Securities
                    NONE

     Item 3.  Defaults Upon Senior Securities
                    NONE

     Item 4.  Submission of Matters to Vote of Security Holders
                    NONE

     Item 5.  Other Information
                    NONE

     Item 6.   Exhibits and Reports on Form 8K

     (a) Report on Form 8K for item 2 - See Report dated April 24, 1997 for purchase of securities and issuance of Series 1997A

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


               DATE:  May 6, 1997

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