Form 10-Q
period 1997-06-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1997-07-30
CIK 754591

                SECURITIES & EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                           FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934


 For Quarter Ended June 30, 1997       Commission File Numbers 33-76642

                    RAY ELLISON MORTGAGE ACCEPTANCE CORP.
                    -------------------------------------


            Texas                                74-2337351
------------------------------           ----------------------------
(State or other jurisdiction  of         (IRS Employer Identification
incorporation  or  organization)             Number)

               70 N.E. Loop 410, Suite 545, San Antonio, Texas 78216
----------------------------------------------------------------------
              (Address  of  Principal  Executive  Offices)

    Registrant's telephone number, including area code:(210) 342-1085

                                   N/A
----------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since  last report)

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

          Class                          Outstanding at July 28, 1997
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                   RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                         INDEX TO FORM 10-Q


                    Quarter Ended June 30, 1997



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               June 30, 1997 and
               December 31, 1996                         4 of 17


             Statements of Operations (Unaudited)
               Three and six months ended
               June 30, 1997 and 1996                    5 of 17

             Statements of Cash Flows (Unaudited)
               Three and six months ended
               June 30, 1997 and 1996                    6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS


                                   (UNAUDITED)
                                                JUNE 30            DECEMBER 31,
                                                 1997                 1996
                                            ------------------------------------

ASSETS
  Cash                                       $     44,995          $     51,880
  Accrued interest receivable                   2,494,994             2,530,080
  Underwriting fees and bond issuance
     expenses                                  14,676,087            15,007,701
  Requisite funds on deposit                      157,338               133,797
  Notes Receivable from affiliates              3,864,617             3,513,806

  Investment in GNMA securities               417,149,974           422,240,456
  Fair value adjustment                         5,991,213             7,404,177
  Less:  unamortized discount                 (16,473,799)          (16,872,575)
                                           -------------------------------------
                                              406,667,388           412,772,058
                                           -------------------------------------

                                             $427,905,419          $434,009,322
                                           =====================================

LIABILITIES
  Accounts payable                           $     36,199          $     30,000
  Accrued interest                              2,466,802             2,500,552
  Bonds payable                               413,444,000           418,427,000
  Deferred tax liability                        1,800,877             2,265,287
                                           -------------------------------------
                                              417,747,878           423,222,839

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                         10,000                10,000
  Contributed capital                           2,210,018             2,122,681
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                                  3,954,201             4,886,757
  Retained earnings                             3,983,322             3,767,045

                                           -------------------------------------
                                               10,157,541            10,786,483

                                           -------------------------------------
                                             $427,905,419          $434,009,322
                                           =====================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF OPERATIONS (UNAUDITED)

                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                            1997          1996           1997           1996
                                     ----------------------------------------------------------

INCOME
  Interest income                       $7,586,996    $7,567,030    $15,184,438    $15,207,659
  Amortization of discount                 493,586       444,783        884,648        874,268
  Gain on sales of GNMA Securities          59,731        62,343        105,356        966,586

                                     ----------------------------------------------------------
                                         8,140,313     8,074,156     16,174,442     17,048,513

EXPENSE
  Interest expense                       7,457,308     7,448,567     14,915,482     14,978,428
  Amortization of underwriting fees
    and bond issuance expenses             430,881       413,540        790,963      1,478,417
  General and administrative                50,199        68,003        148,385        221,882

                                     ----------------------------------------------------------
                                         7,938,388     7,930,110     15,854,830     16,678,727


                                     ----------------------------------------------------------
      Income before taxes                  201,925       144,046        319,612        369,786

Income tax expense (benefit)                65,691       139,971        103,335        216,723


                                     ----------------------------------------------------------
      Net Income                        $  136,234    $    4,075    $   216,277    $   153,063
                                     ==========================================================


RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                          Six Months Ended
                                                                               June 30
                                                                       1997              1996
                                                                 -----------------------------------

OPERATING ACTIVITIES
     Net income (loss)                                                     216,277         $153,063
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                                   103,335          216,723
        Amortization of discount                                          (884,648)        (874,268)
        Amortization of underwriting fees and bond
            issuance expense                                               790,963        1,478,417
        (Gain)/Loss on sale of GNMA securities                            (105,356)        (966,586)
      Changes in operating assets and liabilities:
          Accrued interest receivable                                       35,086           33,865
          Accounts payable                                                   6,198            5,147
          Accrued interest payable                                         (33,750)         (28,323)
                                                                 --------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        128,105           18,038


INVESTING ACTIVITIES
     Advances and notes with affiliate                                    (350,811)      (1,451,542)
     Principal payments received on GNMA securities                     17,668,031       18,975,274
     Purchase of GNMA securities                                       (12,091,678)     (26,998,856)
     Proceeds from sale of GNMA securities                                 105,356       13,445,485
                                                                 --------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      5,330,898        3,970,361


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit                     (23,541)         (39,330)
     Increase in underwriting fees and bond issuance expenses             (459,347)      (1,032,091)
     Proceeds from sales of bonds                                       12,500,000       28,000,000
     Redemption of bonds payable                                       (17,483,000)     (30,913,000)
                                                                 --------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (5,465,888)      (3,984,421)
                                                                 --------------------------------------


INCREASE (DECREASE) IN CASH                                                 (6,885)           3,978
Cash at beginnning of year                                                  51,880            3,956
                                                                 --------------------------------------

                                   CASH AT JUNE 30,                       $ 44,995         $  7,934
                                                                 ======================================

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             June 30, 1997 and 1996


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             June 30, 1997 and 1996

2.   Bonds Payable
The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                            Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,          June 30,
Series     Issued           at Issue          Rate         Date               1996                1997
----------------------------------------------------------------------------------------------------------

 1985A      02/27/85     $     11,559,000    11.500%    03/28/2015     $            -     $            -
 1985B      03/28/85           10,337,000    12.000     04/28/2015                  -                  -
 1985C      04/24/85           10,343,000    11.850     12/28/2015                  -                  -
 1985D      05/20/85           13,714,000    11.450     07/28/2016                  -                  -
 1985E      06/26/85           12,784,000    10.750     08/28/2016                  -                  -
 1985F      07/25/85           10,004,000    10.625     09/28/2016                  -                  -
 1985G      08/28/85            9,223,000    10.750     10/28/2016                  -                  -
 1985H      09/26/85            9,106,000    10.500     11/28/2016                  -                  -
 1985I      10/24/85           11,753,000    10.875     12/28/2016                  -                  -
 1985J      11/26/85            8,720,000    10.400     01/28/2017                  -                  -
 1985K      12/26/85            8,923,000    10.250     02/28/2017                  -                  -
 1986A      01/28/86            9,380,000     9.750     03/28/2017                  -                  -
 1986B      02/27/86           19,512,000     9.750     04/28/2017                  -                  -
 1986C      03/26/86            9,204,000     9.375     05/28/2017                  -                  -
 1986D      04/23/86            9,989,000     8.500     06/28/2017                  -                  -
 1986E      06/26/86           10,650,000     9.250     08/28/2017                  -                  -
 1986F      07/24/86           20,600,000     9.000     09/28/2017                  -                  -
 1986G      08/28/86           20,990,000     9.000     10/28/2017                  -                  -
 1986H      09/25/86           14,153,000     8.625     11/28/2017                  -                  -
 1986I      11/25/86           10,002,000     8.625     01/28/2018                  -                  -
 1986J      12/30/86            9,390,000     8.250     02/28/2018                  -                  -
 1987A      03/28/87           17,500,000     9.000     09/28/2018                  -                  -
 1987B      08/27/87           18,000,000     9.000     10/28/2018                  -                  -
 1987C      09/30/87           10,000,000     9.500     11/28/2018                  -                  -
 1987D      10/29/87           15,000,000     9.750     12/31/2018                  -                  -
 1987E      11/25/87           16,000,000    10.000     01/31/2019                  -                  -
 1987F      11/25/87           16,655,000     9.500     01/31/2019                  -                  -
 1988A      01/27/88           15,000,000     9.500     03/31/2019                  -                  -
 1988B      02/25/88           13,925,000     9.000     04/30/2019                  -                  -
 1988C      02/25/88           10,000,000     8.500     04/30/2019                  -                  -
 1988D      03/30/88           14,950,000     8.750     05/31/2019                  -                  -
 1988E      05/26/88           18,000,000     9.125     07/31/2019                  -                  -
 1988F      06/23/88           33,000,000     9.375     08/31/2019                  -                  -
 1988G      06/23/88           14,000,000     9.450     08/31/2019                  -                  -




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                            June 30, 1997 and 1996

2.  Bonds Payable (continued)
                              Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,         June 30,
Series     Issued         at Issue          Rate         Date               1996                1997
----------------------------------------------------------------------------------------------------------

 1988H      07/28/88           15,000,000     9.125     09/30/2019                  -                  -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/29/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -                  -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -                  -
 1992A      03/26/92           21,000,000     7.250     03/31/2023         13,207,000         12,776,000
 1992B      04/23/92            6,500,000     7.400     04/30/2023          4,325,000          4,055,000
 1992C      05/28/92           17,500,000     7.600     05/31/2023         10,366,000          8,906,000
 1992D      06/25/92           24,000,000     7.400     06/30/2023         16,129,000         15,408,000
 1992E      07/30/92           19,000,000     7.150     07/31/2023         10,776,000         10,261,000
 1992F      08/27/92            8,000,000     6.600     08/31/2023          4,775,000          4,666,000
 1992G      11/25/92           47,250,000     7.000     11/30/2023         37,796,000         36,763,000
 1992H      12/23/92           23,600,000     7.100     12/31/2023         18,632,000         18,024,000
 1992I      12/23/92           14,300,000     7.050     12/31/2023         11,345,000         10,701,000
 1993A      01/28/93           24,000,000     7.000     01/31/2024         18,730,000         18,455,000
 1993B      12/22/93           21,000,000     6.000     12/31/2024         19,815,000         19,273,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         13,399,000         12,935,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025         11,927,000         11,821,000




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                            June 30, 1997 and 1996


4.  Bonds Payable (continued)

                               Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,       June 30,
Series     Issued         at Issue          Rate         Date               1996                1997
----------------------------------------------------------------------------------------------------------
 1994C      03/24/94           10,000,000     6.500     03/31/2025     $    9,453,000     $    8,999,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025         16,895,000         15,944,000
 1994E      05/26/94           13,950,000     7.500     05/31/2025         12,169,000         11,578,000
 1994F      06/23/94           16,000,000     7.300     06/30/2025         13,842,000         13,342,000
 1994G      07/28/94           16,500,000     7.125     07/31/2025         14,236,000         13,570,000
 1994H      07/28/94           24,150,000     7.500     07/31/2025         21,904,000         21,174,000
 1994I      08/25/94           16,050,000     7.500     08/31/2025         13,986,000         13,564,000
 1994J      09/29/94           18,600,000     7.500     09/30/2025         16,330,000         15,068,000
 1994K      11/23/94           15,000,000     8.000     11/30/2025         12,467,000         11,993,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025         12,260,000         11,551,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025         13,156,000         12,416,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          6,823,000          6,138,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         18,225,000         17,037,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          8,741,000          8,209,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         12,371,000         12,243,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         15,372,000         15,210,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          8,975,000          8,891,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027                  -         12,473,000
                      ----------------------                        --------------------------------------

                         $  1,372,291,000                              $  418,427,000      $ 413,444,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended June 30, 1997


     As of June 30, 1997, the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

As of June 30, 1997 the Company has exercised its option to redeem 60 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1991J). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.


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


               DATE:  July 30, 1997

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