Form 10-Q
period 1997-09-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1997-11-04
CIK 754591

                SECURITIES & EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                           FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934


 For Quarter Ended September 30, 1997       Commission File Numbers 33-76642

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

          Class                          Outstanding at November 2, 1997
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                   RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                         INDEX TO FORM 10-Q


                    Quarter Ended September 30, 1997



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               September 30, 1997 and
               December 31, 1996                         4 of 17


             Statements of Operations (Unaudited)
               Three and nine months ended
               September 30, 1997 and 1996               5 of 17

             Statements of Cash Flows (Unaudited)
               Three and nine months ended
               September 30, 1997 and 1996               6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS



                                               (UNAUDITED)
                                              September 30,      December 31,
                                                  1997               1996
                                            ----------------------------------
ASSETS


  Cash                                           $     27,872    $     51,880
  Accrued interest receivable                       2,428,814       2,530,080
  Underwriting fees and bond issuance
   expenses                                        14,218,013      15,007,701
  Requisite funds on deposit                          156,216         133,797
  Notes Receivable from affiliates                  3,977,964       3,513,806

  Investment in GNMA securities                   406,266,507     422,240,456
  Fair value adjustment                            14,968,609       7,404,177
  Less:  unamortized discount                     (15,947,328)    (16,872,575)
                                            ----------------------------------
                                                  405,287,788     412,772,058

                                            ----------------------------------
                                                 $426,096,667    $434,009,322
                                            ==================================

LIABILITIES
  Accounts payable                               $     30,049          30,000
  Accrued interest                                  2,401,477       2,500,552
  Bonds payable                                   402,659,000     418,427,000
  Deferred tax liability                            4,859,757       2,265,287
                                            ----------------------------------
                                                  409,950,283     423,222,839

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                             10,000           10,000
  Contributed capital                               2,225,178        2,122,681
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                                      9,879,282        4,886,757
  Retained earnings                                 4,031,924        3,767,045

                                            -----------------------------------
                                                   16,146,384       10,786,483

                                            -----------------------------------
                                                 $426,096,667     $434,009,322
                                            ===================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF OPERATIONS (UNAUDITED)

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                              1997            1996           1997            1996
                                        ----------------------------------------------------------------
INCOME
      Interest income                          $7,475,545    $7,757,900     $22,659,983     $22,965,559
      Amortization of discount                    526,470       445,681       1,411,118       1,319,949
      Gain(Loss) on sales of GNMA Securities      (57,811)       61,250          47,545       1,027,836
                                        ----------------------------------------------------------------
                                                7,944,204     8,264,831      24,118,646      25,313,344

EXPENSE
      Interest expense                          7,338,266     7,612,103      22,253,748      22,590,531
      Amortization of underwriting fees
      and bond issuance expenses                  465,660       411,138       1,256,623       1,889,555
      General and administrative                   69,952        59,193         218,337         281,075
                                        ----------------------------------------------------------------
                                                7,873,878     8,082,434      23,728,708      24,761,161
                                        ----------------------------------------------------------------
      Income before taxes                          70,326       182,397         389,938         552,183

Income tax expense (benefit)                       21,725        59,582         125,060         276,305
                                        ----------------------------------------------------------------
      Net Income                               $   48,601    $  122,815     $   264,878     $   275,878
                                        ================================================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                         1997              1996
                                                                  --------------------------------

OPERATING ACTIVITIES
    Net income (loss)                                               $   264,878     $   $275,878
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                                 125,060          276,305
        Amortization of discount                                      (1,411,118)      (1,319,949)
        Amortization of underwriting fees and bond
            issuance expense                                           1,256,623        1,889,555
        (Gain)/Loss on sale of GNMA securities                           (47,545)      (1,027,836)
      Changes in operating assets and liabilities:
          Accrued interest receivable                                    101,267           36,575
          Accounts payable                                                    49            5,147
          Accrued interest payable                                       (99,075)         (73,505)
                                                                  ---------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      190,139           62,170


INVESTING ACTIVITIES
     Advances and notes with affiliate                                  (464,158)      (2,085,310)
     Principal payments received on GNMA securities                   28,551,499       28,320,238
     Purchase of GNMA securities                                     (12,091,678)     (35,685,120)
     Proceeds from sale of GNMA securities                                47,545       13,506,736
                                                                  ---------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   16,043,207        4,056,544


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit                   (22,419)         272,181
     Increase in underwriting fees and bond issuance expenses           (466,935)      (1,375,785)
     Proceeds from sales of bonds                                     12,500,000       37,000,000
     Redemption of bonds payable                                     (28,268,000)     (39,963,000)
                                                                  ---------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (16,257,354)      (4,066,604)
                                                                  ---------------------------------


INCREASE (DECREASE) IN CASH                                              (24,008)          52,110
Cash at beginnning of year                                                51,880            3,956
                                                                  ---------------------------------

                                   CASH AT SEPTEMBER 30,             $    27,872     $     56,066
                                                                  =================================

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                           September 30, 1997 and 1996


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             September 30, 1997 and 1996

2.   Bonds Payable
The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                            Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,      September 30,
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




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                            September 30, 1997 and 1996

2.  Bonds Payable (continued)
                              Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,      September 30,
Series     Issued         at Issue          Rate         Date               1996                1997
----------------------------------------------------------------------------------------------------------

 1988H      07/28/88           15,000,000     9.125     09/30/2019                  -                  -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/29/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -                  -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -                  -
 1992A      03/26/92           21,000,000     7.250     03/31/2023         13,207,000         12,614,000
 1992B      04/23/92            6,500,000     7.400     04/30/2023          4,325,000          3,755,000
 1992C      05/28/92           17,500,000     7.600     05/31/2023         10,366,000          8,693,000
 1992D      06/25/92           24,000,000     7.400     06/30/2023         16,129,000         14,903,000
 1992E      07/30/92           19,000,000     7.150     07/31/2023         10,776,000          9,884,000
 1992F      08/27/92            8,000,000     6.600     08/31/2023          4,775,000          4,510,000
 1992G      11/25/92           47,250,000     7.000     11/30/2023         37,796,000         35,644,000
 1992H      12/23/92           23,600,000     7.100     12/31/2023         18,632,000         17,310,000
 1992I      12/23/92           14,300,000     7.050     12/31/2023         11,345,000         10,584,000
 1993A      01/28/93           24,000,000     7.000     01/31/2024         18,730,000         17,910,000
 1993B      12/22/93           21,000,000     6.000     12/31/2024         19,815,000         19,033,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         13,399,000         12,718,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025         11,927,000         11,559,000




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                            September 30, 1997 and 1996


4.  Bonds Payable (continued)

                               Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,     September 30,
Series     Issued         at Issue          Rate         Date               1996                1997
----------------------------------------------------------------------------------------------------------
 1994C      03/24/94           10,000,000     6.500     03/31/2025     $    9,453,000     $    8,745,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025         16,895,000         15,509,000
 1994E      05/26/94           13,950,000     7.500     05/31/2025         12,169,000         11,256,000
 1994F      06/23/94           16,000,000     7.300     06/30/2025         13,842,000         12,888,000
 1994G      07/28/94           16,500,000     7.125     07/31/2025         14,236,000         13,183,000
 1994H      07/28/94           24,150,000     7.500     07/31/2025         21,904,000         20,715,000
 1994I      08/25/94           16,050,000     7.500     08/31/2025         13,986,000         13,148,000
 1994J      09/29/94           18,600,000     7.500     09/30/2025         16,330,000         14,621,000
 1994K      11/23/94           15,000,000     8.000     11/30/2025         12,467,000         11,276,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025         12,260,000         11,169,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025         13,156,000         11,842,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          6,823,000          6,019,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         18,225,000         16,717,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          8,741,000          8,179,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         12,371,000         12,145,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         15,372,000         15,004,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          8,975,000          8,833,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027                  -         12,293,000
                      ----------------------                        --------------------------------------

                         $  1,372,291,000                              $  418,427,000      $ 402,659,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended September 30, 1997

     As of September 30, 1997, the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of October 31, 1997 the Company has exercised its option to redeem 61 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1991J and 1992C). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.

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


    Item 1.  Legal Proceedings
                    NONE

     Item 2.  Change in Securities
                    NONE

     Item 3.  Defaults Upon Senior Securities
                    NONE

     Item 4.  Submission of Matters to Vote of Security Holders
                    NONE

     Item 5.  Other Information
                    NONE

     Item 6.   Exhibits and Reports on Form 8K
                    NONE

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


               DATE:  November 3, 1997

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