Form 10-K405
period 1997-12-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1998-03-20
CIK 754591

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

  For the year ended December 31, 1997       Commission File No. 33-76642

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

  Aggregate market value of voting stock held by non-affiliates of the registrant at March 19, 1998:
                                 None

   Number of shares of Common Stock outstanding at March 19, 1998:
                             10,000 shares

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

     During the year ended December 31, 1995, the Company declared and paid $2,000,000 in cash dividends. REMAC did not pay any dividends in 1996 or 1997. On March 2, 1998, the Company declared and paid a dividend of $5,000,000.

Item 6.  Selected Financial Data

                                 In Thousands of Dollars
                    -------------------------------------------------
                      1997       1996       1995      1994      1993
Interest Income     $29,785    $30,701    $35,245    $30,928   $32,636

Interest Expense     29,250     30,186     34,757     30,524    31,599

Total Assets        390,153    434,009    459,002    476,666   365,326

Bonds Payable       365,130    418,427    429,652    491,864   357,160


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                     Year ended December 31, 1997

     As of December 31, 1997, the Company has completed the issuance of ninety-one Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Group. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.


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

     As of December 31, 1997, the Company has exercised its option to redeem its Series 1985A through 1985K Bonds, its Series 1986A through 1986J Bonds, its
Series 1987A through 1987F Bonds, its Series 1988A through 1988M Bonds, its Series 1989A and Series 1989B Bonds, its Series 1990A through 1990H Bonds, its Series 1991A through 1991J Bonds, and its Series 1992B through 1992D Bonds.
These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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

 Item 8.  Financial Statements and Supplementary Data:

        See Next Page

                      Ray Ellison Mortgage Acceptance Corp.

                              Financial Statements


                  Years Ended December 31, 1997, 1996, and 1995




                                    Contents

Report of Ernst & Young LLP, Independent Auditors .........................1


Financial Statements

Balance Sheets ............................................................2
Statements of Operations ..................................................3
Statements of Changes in Stockholder's Equity .............................4
Statements of Cash Flows ..................................................5
Notes to Financial Statements .............................................6

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Ray Ellison Mortgage Acceptance Corp.

We have audited the accompanying balance sheets of Ray Ellison Mortgage Acceptance Corp., a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp., as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ray Ellison Mortgage Acceptance Corp. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


March 13, 1998
San Antonio, Texas

                                                  Ernst & Young LLP



Ray Ellison Mortgage Acceptance Corp.

Balance Sheets

                                                            December 31
                                                        1997          1996
                                                 ------------------------------
Assets
Cash                                             $      91,465   $      51,880
Accrued interest receivable                          2,201,245       2,530,080
Underwriting fees and bond issuance expenses        12,672,555      15,007,701
Requisite funds on deposit                             188,314         133,797

Note receivable from affiliate                       4,820,652       3,513,806

Investment in GNMA securities                      368,468,267     422,240,456
   Plus (less):
     Fair value adjustment                          16,480,560       7,404,177
     Unamortized discount                          (14,769,194)    (16,872,575)
                                               --------------------------------
                                                   370,179,633     412,772,058
                                               --------------------------------

Total assets                                     $ 390,153,864   $ 434,009,322
                                               ================================


Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable                              $      31,713   $      30,000
   Accrued interest                                  2,169,492       2,500,552
   Bonds payable                                   365,130,000     418,427,000
   Deferred tax liability                            5,382,153       2,265,287
                                               --------------------------------
Total liabilities                                  372,713,358     423,222,839

Stockholder's equity:
   Common stock, $1.00 par value, 10,000 shares
     authorized, issued and outstanding                 10,000          10,000
   Contributed capital                               2,317,619       2,122,681
   Unrealized gains on available for sale
     securities, net of tax                         10,877,170       4,886,757
   Retained earnings                                 4,235,717       3,767,045
                                               --------------------------------
Total stockholder's equity                          17,440,506      10,786,483
                                               --------------------------------

Total liabilities and stockholder's equity       $ 390,153,864   $ 434,009,322
                                               ================================


See accompanying notes.

Ray Ellison Mortgage Acceptance Corp.

Statements of Operations

                                             Year Ended December 31
                                      1997            1996            1995
                                -----------------------------------------------

Income:
   Interest income               $ 29,784,733    $ 30,700,648      $35,244,826
   Amortization of discount         1,903,889       1,786,809        1,619,167
   Gain on sales of GNMA
     securities                     1,350,942       1,027,836        4,963,307
                                -----------------------------------------------
                                   33,039,564      33,515,293       41,827,300

Expense:
   Interest expense                29,249,560      30,186,780       34,756,988
   Amortization of underwriting
     fees and bond issuance
     expenses                       2,802,082       2,254,593        4,853,388
   General and administrative
                                      293,416         312,378          399,620
                                -----------------------------------------------
                                   32,345,058      32,753,751       40,009,996
                                -----------------------------------------------
Income before taxes                   694,506         761,542        1,817,304

Income tax expense (benefit):
     Current taxes                    194,938         342,970          (71,059)
     Deferred taxes                    30,896               -          420,851
                                -----------------------------------------------
                                      225,834         342,970          349,792
                                -----------------------------------------------


Net income                       $    468,672    $    418,572      $ 1,467,512
                                ===============================================

See accompanying notes.


Ray Ellison Mortgage Acceptance Corp.

Statements of Changes in Stockholder's Equity

                                                                  Unrealized
                                                                   Gains and
                                                                  (Losses)on
                          Common Stock                           Available for                         Total
                      ----------------------  Contributed      Sale Securities,    Retained            Equity
                       Shares      Dollars        Capital          Net of Tax       Earnings          (Deficit)
                      ---------------------------------------------------------------------------------------------

Balance
   December 31,        10,000     $ 10,000     $  1,982,062      $ (24,491,230)    $   3,880,961    $ (18,618,207)
   1994
     Net income             -            -                -                  -         1,467,512        1,467,512
     Dividends paid         -            -                -                  -        (2,000,000)      (2,000,000)
     Return of
       capital              -            -          (71,059)                 -                 -          (71,059)
     Change in
       unrealized
       gains and
       (losses)on
       available for
       sale securities
       net of taxes         -            -                -         38,918,841                 -       38,918,841
                      ---------------------------------------------------------------------------------------------
Balance
   December 31,        10,000       10,000        1,911,003         14,427,611         3,348,473       19,697,087
   1995
     Net income             -            -                -                  -           418,572          418,572
     Contribution
       of capital           -            -          211,678                  -                 -          211,678
     Change in
       unrealized
       gains and
       (losses)on
       available for
       sale securities
       net of taxes         -            -                -         (9,540,854)                -       (9,540,854)
                      ---------------------------------------------------------------------------------------------
Balance
   December 31, 1996   10,000       10,000        2,122,681          4,886,757         3,767,045       10,786,483
     Net income                                                                          468,672          468,672
     Contribution
       of capital           -            -          194,938                  -                 -          194,938
     Change in
       unrealized
       gains and
       (losses)on
       available for
       sale securities
       net of taxes         -           -                 -          5,990,413                 -        5,990,413
                      ---------------------------------------------------------------------------------------------

Balance
   December 31, 1997   10,000     $ 10,000     $  2,317,619      $  10,877,170     $   4,235,717    $  17,440,506
                      =============================================================================================


See accompanying notes.

Ray Ellison Mortgage Acceptance Corp.

Statements of Cash Flows

                                                                  Year Ended December 31
                                                         1997              1996               1995
                                                  ----------------------------------------------------
Operating Activities
Net income                                        $      468,672       $   418,572     $    1,467,512
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Income tax                                          225,834           342,970            349,792
     Amortization of discount                         (1,903,889)       (1,786,809)        (1,619,167)
     Amortization of underwriting fees and
       bond issuance expenses                          2,802,082         2,254,593          4,853,388
     Gain on sale of GNMA securities                  (1,350,942)       (1,027,836)        (4,963,307)
     Changes in operating assets and
       liabilities:
       Accrued interest receivable                       328,835            87,171            453,142
       Accounts payable                                    1,713             5,147            (52,390)
       Accrued interest payable                         (331,060)          (79,016)          (270,160)
                                                  ----------------------------------------------------
Net cash provided by operating activities                241,245           214,792            218,810

Investing Activities
Net increase in notes receivable
    with affiliates                                   (1,306,846)       (2,269,527)        (1,737,977)
Principal payments received on GNMA securities
                                                      39,397,934        36,679,137         30,826,502
Purchase of GNMA securities                          (12,091,679)      (35,685,120)       (56,859,573)
Proceeds from sale of GNMA securities                 27,617,384        13,506,736         93,410,859
                                                  ----------------------------------------------------
Net cash provided by investing activities             53,616,793        12,231,226         65,639,811

Financing Activities
Cash dividend to parent                                        -                 -         (2,000,000)
Net (increase) decrease in requisite funds
   on deposit                                            (54,517)          253,020           (155,207)
Increase in underwriting fees and bond
   issuance expenses                                    (466,936)       (1,426,114)        (1,538,981)
Proceeds from sales of bonds                          12,500,000        37,000,000         38,225,000
Redemption of bonds payable                          (65,797,000)      (48,225,000)      (100,437,000)
                                                  ----------------------------------------------------
Net cash(used in) financing activities               (53,818,453)      (12,398,094)       (65,906,188)
                                                  ----------------------------------------------------
Change in cash                                            39,585            47,924            (47,567)

Cash at beginning of year                                 51,880             3,956             51,523
                                                  ----------------------------------------------------
Cash at end of year                               $       91,465       $    51,880     $        3,956
                                                  ====================================================

See accompanying notes.

Ray Ellison Mortgage Acceptance Corp.

Notes to Financial Statements

December 31, 1997, 1996, and 1995


1.  Significant Accounting Policies

Nature of Business

Ray Ellison Mortgage Acceptance Corp. (Company) is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public.

Basis of Presentation

The Company was incorporated in the state of Texas on October 1, 1984 and is a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp. (REMIC).

Underwriting Fees, Bond Issuance Expenses, and Unamortized Discount

The Company amortizes the underwriting fees and bond issuance expenses (fees) and the discount on GNMA (Government National Mortgage Association) securities by the level yield method. Underwriting fees and bond issuance expenses at December 31, 1997 and 1996 are reported net of accumulated amortization of $7,335,916 and $5,628,116, respectively. Any unamortized underwriting fees and bond issuance expenses remaining upon redemption of the bonds are expensed.

Fair Values of Financial Instruments

The fair values of the Company's GNMA securities and bonds payable are estimated based on quoted market prices. The carrying values of all other financial instruments reported in the balance sheets approximate fair values.

GNMA Securities

The Company's GNMA securities are categorized as available for sale securities, as defined by the Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. The adjusted carrying value of the specific securitiy sold is used to compute gain or loss on the sale of securities. Declines in value other than temporary declines are adjusted against the security with a charge to the results of operations.

Ray Ellison Mortgage Acceptance Corp.

December 31, 1997, 1996, and 1995


1.  Significant Accounting Policies (continued)

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other finacial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholder's equity, such as unrealized gains and losses on available for sale securities, and bypass net income. The provisions of SFAS No. 130 are effective for 1998. The adoption of this standard will not impact financial position or results of operations.

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

As of December 31, 1997 and 1996, cash in the amount of $188,314 and $133,797, respectively, had been deposited with the Trustee to satisfy the Company's obligations relative to such requisite funds.

3.  Assets Subject to Lien

Substantially all of the assets of the Company are pledged as security for the long-term bonds payable.

Ray Ellison Mortgage Acceptance Corp.

December 31, 1997, 1996, and 1995


4.  Bonds Payable

The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                                Face                                             Bonds Outstanding
                              of Bonds      Interest     Maturity                 December 31
  Series     Issued           at Issue        Rate         Date             1997               1996
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

Ray Ellison Mortgage Acceptance Corp.

Notes to Financial Statements (continued)

December 31, 1997, 1996, and 1995


4.  Bonds Payable (continued)

                                Face                                             Bonds Outstanding
                              of Bonds      Interest     Maturity                 December 31
  Series     Issued           at Issue        Rate         Date             1997               1996
-----------------------------------------------------------------------------------------------------
 1988H      07/28/88       $   15,000,000     9.125     09/30/2019     $            -  $           -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -              -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -              -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -              -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -              -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -              -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -              -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -              -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -              -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -              -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -              -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -              -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -              -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -              -
 1990G      11/21/90           15,000,000     9.000     11/30/2021                  -              -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -              -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -              -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -              -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -              -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -              -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -              -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -              -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -              -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -              -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -              -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -              -
 1992A      03/26/92           21,000,000     7.250     03/31/2023         12,313,000     13,207,000
 1992B      04/23/92            6,500,000     7.400     04/30/2023                  -      4,325,000
 1992C      05/28/92           17,500,000     7.600     05/31/2023                  -     10,366,000
 1992D      06/25/92           24,000,000     7.400     06/30/2023                  -     16,129,000
 1992E      07/30/92           19,000,000     7.150     07/31/2023          9,565,000     10,776,000
 1992F      08/27/92            8,000,000     6.600     08/31/2023          4,422,000      4,775,000
 1992G      11/25/92           47,250,000     7.000     11/30/2023         34,881,000     37,796,000
 1992H      12/23/92           23,600,000     7.100     12/31/2023         16,919,000     18,632,000
 1992I      12/23/92           14,300,000     7.050     12/31/2023         10,283,000     11,345,000
 1993A      01/28/93           24,000,000     7.000     01/31/2024         17,478,000     18,730,000
 1993B      12/22/93           21,000,000     6.000     12/31/2024         18,846,000     19,815,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         12,538,000     13,399,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025         11,139,000     11,927,000




Ray Ellison Mortgage Acceptance Corp.

Notes to Financial Statements (continued)

December 31, 1997, 1996, and 1995


4.  Bonds Payable (continued)

                                Face                                         Bonds Outstanding
                              of Bonds      Interest     Maturity                December 31
  Series     Issued           at Issue        Rate         Date              1997              1996
------------------------------------------------------------------------------------------------------

 1994C      03/24/94       $   10,000,000     6.500     03/31/2025     $    8,564,000  $   9,453,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025         15,206,000     16,895,000
 1994E      05/26/94           13,950,000     7.500     05/31/2025         10,883,000     12,169,000
 1994F      06/23/94           16,000,000     7.300     06/30/2025         12,658,000     13,842,000
 1994G      07/28/94           16,500,000     7.125     07/31/2025         12,849,000     14,236,000
 1994H      07/28/94           24,150,000     7.500     07/31/2025         20,015,000     21,904,000
 1994I      08/25/94           16,050,000     7.500     08/31/2025         12,804,000     13,986,000
 1994J      09/29/94           18,600,000     7.500     09/30/2025         14,241,000     16,330,000
 1994K      11/23/94           15,000,000     8.000     11/30/2025         10,320,000     12,467,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025         10,936,000     12,260,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025         11,304,000     13,156,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          5,612,000      6,823,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         15,872,000     18,225,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          8,010,000      8,741,000
 1996A      4/25/96            12,500,000     7.000     04/30/2027         11,791,000     12,371,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         14,706,000     15,372,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          8,747,000      8,975,000
 1997A      04/24/97           12,500,000     7.000     04/30/2028         12,228,000              -
                           ---------------                          ----------------------------------

                           $1,372,291,000                              $  365,130,000  $ 418,427,000
                           ===============                          ==================================

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

Cash paid for interest was  $29,580,620,  $30,265,796,  and  $35,027,148 for the
years ended December 31, 1997, 1996, and 1995, respectively.

Ray Ellison Mortgage Acceptance Corp.

December 31, 1997, 1996, and 1995


5.  Related Party Transactions

The Company was organized to facilitate the financing of long-term mortgage loans through the issuance and sale of GNMA-collateralized bonds. The bonds issued represent obligations solely of the Company and are not guaranteed by any of its affiliates.

The Company entered into a revolving note receivable with an affiliated company on October 31, 1992 for $20,000,000. The note is due on demand, or if no demand is made, on December 31, 1998. Interest is due monthly at the prime rate. The balance outstanding relating to this note at December 31, 1997 and 1996 was $4,820,652 and $3,513,806, respectively.

Notes and advances to affiliated companies bear interest at the current market rates. Net interest income earned from affiliates for advances totaled $333,322, $157,463, and $48,240 in 1997, 1996, and 1995, respectively.

Net interest expense incurred in connection with revolving notes payable totaled $-0-, $-0-, and $19,155 in 1997, 1996, and 1995, respectively.

GNMA securities are purchased and sold through an affiliated company at a cost which approximates market.

Ray Ellison Mortgage Acceptance Corp.

December 31, 1997, 1996, and 1995


5.  Related Party Transactions (continued)

None of the directors or executive officers of the Company receive any direct remuneration from the Company; however, certain of the Company's executive officers participate in an employment agreement with the Company's parent and other affiliated companies. The agreement provides that such executive officers are entitled to a percentage of corporate distributions based on the accumulation of certain cash and cash equivalents of the Company over an imputed base return to the stockholder.

General and administrative services for the Company including accounting, legal, and other administrative functions are provided by affiliated companies. Fees for general and administrative services were $112,124, $162,643, and $197,500 in 1997, 1996, and 1995, respectively.

6.  Stockholder's Equity

During the year ended December 31, 1995, the Company declared and paid $2,000,000 in cash dividends. The Company declared and paid $5,000,000 in dividends on March 2, 1998.

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

Ray Ellison Mortgage Acceptance Corp.

December 31, 1997, 1996, and 1995


7.  Federal Income Taxes (continued)

FAS 109 requires the recognition of income taxes among members of a consolidated group as if each member had filed a separate return. The Company's income tax expense under its legal tax sharing agreement varies from that recognized under FAS 109. Charges and credits to contributed capital or retained earnings result from applying the provisions of FAS 109 when cash payments or receipts of taxes are not required to be made to or from the parent under the legal tax sharing agreement. During the years ended December 31, 1997, 1996, and 1995 a return (contribution) of capital of $(194,938), $(211,678), and $71,059 respectively, was recorded to reflect the income tax benefit that must be recorded under FAS 109 but will not be received (paid) from (to) the parent under the Company's legal tax sharing agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only significant components of the Company's deferred tax assets and liabilities relate to a deductible temporary difference of $867,599 and $988,759 at December 31, 1997 and 1996, respectively, resulting from an excess of tax basis on GNMA securities over that recorded for financial reporting purposes and a book gain of $16,480,560 and $7,404,177 at December 31, 1997 and 1996, resulting from the adjustment to fair value of the Company's investment in GNMAs.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34% to income tax expense is:

                                                 1997         1996       1995
                                           -------------------------------------
Tax expense at U.S. statutory rates           $236,132     $258,925    $617,883
Increase (decrease) in deferred tax asset
  valuation allowance                          (10,298)      84,045    (268,091)
                                           -------------------------------------
                                              $225,834     $342,970    $349,792
                                           =====================================


Ray Ellison Mortgage Acceptance Corp.

December 31, 1997, 1996, and 1995


8.  Fair Values of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                December 31, 1997                  December 31, 1996
                        ---------------------------------------------------------------
                               Carrying        Estimated    Carrying       Estimated
                                Amount         Fair Value    Amount        Fair Value
                        ---------------------------------------------------------------

     Cash                $      91,465    $     91,465    $      51,880   $      51,880
     Notes receivable
       from affiliates       4,820,652       4,820,652        3,513,806       3,513,806
     GNMA securities
                           353,699,073     370,179,633      405,364,881     412,772,058
     Bonds payable         365,130,000     359,197,701      418,427,000     409,759,040

The Company is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public. All securities are pledged as collateral for the bonds payable. As discussed in Note 4, the bonds can be redeemed at the option of the Company after the fourth anniversary of the particular Bond Series. All bond redemptions are at par; therefore, the Company will not realize a gain or loss on the disposition of the bonds under its optional call provisions. The fair values of the GNMA securities (see Note 1 - Fair Values of Financial Instruments) fluctuate significantly as interest rates change; therefore, fair values as of the future redemption dates may vary significantly from those stated above. When the market is such that the value of GNMA securities is less than par, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realize any unrealized losses. All GNMA securities contractually mature after December 31, 2007. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Ray Ellison Mortgage Acceptance Corp.

December 31, 1997, 1996, and 1995



9.    GNMA Securities


The amortized cost, estimated market values and gross unrealized gains and losses for GNMA Securities at December 31, 1997 and 1996 are as follows:

                                                        December 31,
         GNMA Securities                         1997                1996
         ---------------                    ----------------------------------

         Amortized Cost                     $353,699,073         $405,367,881
         Gross Unrealized Gains               16,636,581            9,322,269
         Gross Unrealized (Losses)              (156,021)          (1,918,092)
                                             -----------          -----------
         Estimated Market Value             $370,179,633         $412,772,058
                                            ============         ============

Item 9.  Disagreements on Accounting and Financial Disclosure.

             None.

Item 10.  Directors and Executive Officers.


     The following is a list of REMAC's directors and executive officers. All of such directors and executive officers have served in their respective capacities since the dates described below.

     Name                       Age         Position
     -----------               ----        ---------------------
     Jack Biegler               54         President, Secretary
                                                and Director

     Goodhue W. Smith, III      48         Director

     Locksley Simmons           39         Director, Vice President,
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

     Mr.  Biegler was initially  elected as an officer of the Company on October
1, 1984, and was most recently reelected on December 31, 1997. Ms. Simmons was initially elected as Vice President, Treasurer, and Assistant Secretary of the Company on April 11, 1988 and was reelected December 31, 1997; Ms. Simmons was initially appointed as a Director for the Company on December 31, 1996; Mr. Smith was initially elected to his position with the Company on March 30, 1990, and was reelected December 31, 1997, in each case to hold office during the term for which they are elected and until their successors are elected and qualify in accordance with the terms of REMAC's Articles of Incorporation and the laws of the State of Texas.

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

     Set forth below is certain information as to the beneficial ownership of each class of equity securities of Ray Ellison Mortgage Investment Corp., the parent corporation of the Issuer, as of March 15, 1998.

                                          Amount and       Percent
                      Name of              Beneficial         of
Title of Class      Beneficial Owner       Ownership (1)    Class
-------------------------------------------------------------------------

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



Item 13.  Certain Relationships and Related Transactions.

        Not Applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)(1) Financial Statements

       The following financial statements are included in Part II,

       Item 8:
               Report of Independent Auditors
               Balance Sheets - December 31, 1997 and  1996
               Statements of Operations
                        -Years ended December 31, 1997, 1996 and 1995
               Statements of Changes in Stockholder's Equity (Deficit)
                        -Years ended December 31, 1997, 1996, and 1995
               Statements of Cash Flows
                        -Years ended December 31, 1997, 1996, and 1995
               Notes to financial statements



(a)(2) Financial Statement Schedules

        All schedules have been omitted because they are either inapplicable or the required information has been given in the financial statements or the notes thereto.

(a)(3) Exhibits

 Exhibit Number

    Ex-1        -- Form  of  Underwriting  Agreement  including  form  of  Terms
                Agreement (4).
    Ex-3(i)  -- Articles of Incorporation of the Registrant as originally filed. (1)
    Ex-3(ii) -- Bylaws of the Registrant as currently in effect.(5) Ex-4.1 -- Form of Indenture between the Registrant and Trustee
                (containing Form of Bond).(4)
    Ex-4.2   -- Form of Series Supplement. (2)
             -- Form of Guaranty Agreement (level payment and graduated payment) for GNMA I Program ("Summary of Guaranty
                Agreement"). (3)
    Ex-4.3   -- Form of Guaranty Agreement for GNMA II Program ("Schedule
                of Subscribers and GNMA II Contractual Agreement"). (4)
    *Ex-23   -- Consent of experts
    *Ex-27   -- Financial Data Schedule
-----------------------------------

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

     4.    Previously   filed  with  the   Commission   as  an  exhibit  to  the
           Registrant's Form S-11 Registration Statement (File No. 33- 48368) on June 4, 1992, and incorporated by reference herein.

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

                                             Ray Ellison Mortgage
                                             Acceptance Corp.
                                             (Registrant)

March 19, 1997                           By       /s/Jack Biegler
                                           -----------------------------
                                           Jack Biegler
                                           President, (Principal Executive
                                           Officer) Director, and Secretary


March 19, 1997                           By       /s/Locksley Simmons
                                           ------------------------------
                                           Locksley Simmons, Director
                                           Vice President, Treasurer,
                                           (Chief Financial Officer and
                                           Principal Accounting Officer)
                                           and Assistant Secretary


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1997.

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