Form 10-Q
period 1998-03-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1998-05-15
CIK 754591

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


        For Quarter Ended March 31, 1998 Commission File Numbers 33-76642

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.
                      -------------------------------------


               Texas                                74-2337351
    -----------------------------           ----------------------------
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

          Class                          Outstanding at May 12, 1998
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                               INDEX TO FORM 10-Q


                          Quarter Ended March 31, 1998



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               March 31, 1998 and
               December 31, 1997                         4 of 17


             Statements of Operations (Unaudited)
               Three months ended
               March 31, 1998 and 1997                   5 of 17

             Statements of Cash Flows (Unaudited)
               Three months ended
               March 31, 1998 and 1997                   6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS

                                   (UNAUDITED)
                                               MARCH 31,           DECEMBER 31,
                                                 1998                   1997
                                           -------------------------------------

ASSETS
  Cash                                       $     46,580                 91,465
  Accrued interest receivable                   1,883,845              2,201,245
  Underwriting fees and bond issuance
     expenses                                  10,803,598             12,672,555
  Requisite funds on deposit                      157,581                188,314
  Notes Receivable from affiliates              1,348,165              4,820,652
  Investment in GNMA securities               317,814,163            368,468,267
  Fair value adjustment                        20,878,443             16,480,560
  Less:  unamortized discount                 (12,558,306)           (14,769,194)
                                            -------------------------------------
                                              326,134,300            370,179,633

                                            -------------------------------------
                                             $340,374,069            390,153,864
                                            =====================================

LIABILITIES
  Accounts payable                                 30,000                 31,713
  Accrued interest                              1,868,661              2,169,492
  Bonds payable                               315,101,000            365,130,000
  Deferred tax liability                        7,028,064              5,382,153
                                            -------------------------------------
                                             $324,027,725            372,713,358

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                         10,000                 10,000
  Contributed capital                           2,509,093              2,317,619
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                                 13,779,772             10,877,170
  Retained earnings                                47,479              4,235,717

                                            -------------------------------------
                                               16,346,344             17,440,506

                                            -------------------------------------
                                             $340,374,069            390,153,864
                                            =====================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                     1998              1997
                                             ----------------------------------
INCOME
      Interest income                             $5,903,432        $7,597,442
      Amortization of discount                       531,867           391,062
      Gain on sales of GNMA Securities             2,490,331            45,625

                                             ----------------------------------
                                                   8,925,630         8,034,129
                                             ----------------------------------

EXPENSE
      Interest expense                             5,831,574         7,458,174
      Amortization of underwriting fees
      and bond issuance expenses                   1,868,957           360,082
      General and administrative                      71,234            98,186

                                             ----------------------------------
                                                   7,771,765         7,916,442
                                             ----------------------------------


      Income before taxes                          1,153,865           117,687

Income tax expense (benefit)                         342,104            37,644


                                             ----------------------------------
      Net Income                                  $  811,761        $   80,043
                                             ==================================


RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                      Three Months Ended
                                                                           March 31,
                                                                      1998           1997
                                                               -----------------------------
OPERATING ACTIVITIES
     Net income (loss)                                           $   811,761     $   80,043
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                             342,104         37,644
        Amortization of discount                                    (531,867)      (391,062)
        Amortization of underwriting fees and bond
            issuance expense                                       1,868,957        360,082
        (Gain)/Loss on sale of GNMA securities                    (2,490,331)       (45,625)
      Changes in operating assets and liabilities:
            Accrued interest receivable                              317,400         48,385
            Accounts payable                                          (1,713)        25,620
            Accrued interest payable                                (300,831)       (47,522)
                                                               -----------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   15,480         67,565
                                                               -----------------------------


INVESTING ACTIVITIES
     Dividends paid to parent                                     (5,000,000)             0
     Advances and notes with affiliate                             3,472,487       (175,392)
     Principal payments received on GNMA securities               11,748,121      7,826,852
     Proceeds from sale of GNMA securities                        39,717,294         45,625
                                                               -----------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               49,937,902      7,697,085
                                                               -----------------------------


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit                30,733           (212)
     Redemption of bonds payable                                 (50,029,000)    (7,749,000)
                                                               -----------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (49,998,267)    (7,749,212)
                                                               -----------------------------


INCREASE (DECREASE) IN CASH                                          (44,885)        15,438
Cash at beginning of year                                            91,465         51,880
                                                               =============================
                                 CASH AT MARCH 31, 1998          $    46,580     $   67,318
                                                               =============================

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                           March 31, 1998 and 1997


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             March 31, 1998 and 1997

2.   Bonds Payable
The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                            Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,         March 31,
Series     Issued           at Issue          Rate         Date               1997                1998
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

                             March 31, 1998 and 1997

2.  Bonds Payable (continued)
                               Face                                              Bonds Outstanding
                              of Bonds      Interest     Maturity           December 31,       March 31,
 Series     Issued            at Issue        Rate         Date                 1997               1998
----------------------------------------------------------------------------------------------------------

 1988H      07/28/88           15,000,000     9.125     09/30/2019                  -                  -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/29/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -                  -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -                  -
 1992A      03/26/92           21,000,000     7.250     03/31/2023         12,313,000                  -
 1992B      04/23/92            6,500,000     7.400     04/30/2023                  -                  -
 1992C      05/28/92           17,500,000     7.600     05/31/2023                  -                  -
 1992D      06/25/92           24,000,000     7.400     06/30/2023                  -                  -
 1992E      07/30/92           19,000,000     7.150     07/31/2023          9,565,000                  -
 1992F      08/27/92            8,000,000     6.600     08/31/2023          4,422,000          4,397,000
 1992G      11/25/92           47,250,000     7.000     11/30/2023         34,881,000         33,777,000
 1992H      12/23/92           23,600,000     7.100     12/31/2023         16,919,000                  0
 1992I      12/23/92           14,300,000     7.050     12/31/2023         10,283,000         10,043,000
 1993A      01/28/93           24,000,000     7.000     01/31/2024         17,478,000         17,016,000
 1993B      12/22/93           21,000,000     6.000     12/31/2024         18,846,000         18,560,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         12,538,000         12,267,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025         11,139,000         11,085,000




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                             March 31, 1998 and 1997

2.  Bonds Payable (continued)

                                Face                                              Bonds Outstanding
                              of Bonds      Interest     Maturity         December 31,       March 31,
 Series     Issued            at Issue        Rate         Date               1997             1998
----------------------------------------------------------------------------------------------------------

 1994C      03/24/94           10,000,000     6.500     03/31/2025     $    8,564,000     $    8,294,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025         15,206,000         14,639,000
 1994E      05/26/94           13,950,000     7.500     05/31/2025         10,883,000         10,513,000
 1994F      06/23/94           16,000,000     7.300     06/30/2025         12,658,000         12,302,000
 1994G      07/28/94           16,500,000     7.125     07/31/2025         12,849,000         12,363,000
 1994H      07/28/94           24,150,000     7.500     07/31/2025         20,015,000         19,326,000
 1994I      08/25/94           16,050,000     7.500     08/31/2025         12,804,000         12,407,000
 1994J      09/29/94           18,600,000     7.500     09/30/2025         14,241,000         13,762,000
 1994K      11/23/94           15,000,000     8.000     11/30/2025         10,320,000          9,068,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025         10,936,000         10,533,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025         11,304,000          9,670,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          5,612,000          5,291,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         15,872,000         15,313,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          8,010,000          7,665,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         11,791,000         11,658,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         14,706,000         14,408,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          8,747,000          8,680,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027         12,228,000         12,064,000
                      ----------------------                        --------------------------------------

                         $  1,372,291,000                              $  365,130,000     $  315,101,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                          Quarter ended March 31, 1998

     As of March 31, 1998 the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of April 30, 1998 the Company has exercised its option to redeem 65 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1992E and 1992H). These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.

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


               DATE:  May 14, 1998

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

     *Filed Herein