Form 10-Q
period 1998-09-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1998-11-12
CIK 754591

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


        For Quarter Ended September 30, 1998 Commission File Numbers 33-76642

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

          Class                          Outstanding at November 9, 1998
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                               INDEX TO FORM 10-Q


                          Quarter Ended September 30, 1998



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               September 30, 1998 and
               December 31, 1997                         4 of 17


             Statements of Income and Comprehensive
              Income (Unaudited)
               Three and nine months ended
               September 30, 1998 and 1997               5 of 17

             Statements of Cash Flows (Unaudited)
               Three and nine months ended
               September 30, 1998 and 1997               6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS


                                        (UNAUDITED)
                                       SEPTEMBER 30,       DECEMBER 31,
                                           1998               1997
                                       -------------      -------------

ASSETS
  Cash                                 $     43,020       $     91,465
  Accrued interest receivable               814,201          2,201,245
  Underwriting fees and bond issuance
     expenses                             4,922,086         12,672,555
  Requisite funds on deposit                156,675            188,314
  Notes Receivable from affiliates        6,134,425          4,820,652

  Investment in GNMA securities         140,948,112        368,468,267
  Fair value adjustment                   8,154,362         16,480,560
  Less:  unamortized discount            (5,564,988)       (14,769,194)
                                       -------------      -------------
                                        143,537,486        370,179,633
                                       -------------      -------------
                                       $155,607,893       $390,153,864
                                       =============      =============

LIABILITIES
  Accounts payable                     $     30,000       $     31,713
  Accrued interest                          809,977          2,169,492
  Bonds payable                         139,815,000        365,130,000
  Deferred tax liability                  2,704,363          5,382,153
                                       -------------      -------------
                                        143,359,340        372,713,358

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                   10,000             10,000
  Contributed capital                     3,679,982          2,317,619
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                            5,381,879         10,877,170
  Retained earnings                       3,176,692          4,235,717

                                       -------------      -------------
                                         12,248,553         17,440,506
                                       -------------      -------------
                                       $155,607,893       $390,153,864
                                       =============      =============

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                             1998        1997            1998         1997
                                        ------------------------------------------------------

INCOME
      Interest income                   $ 4,028,306   $7,475,545    $15,279,085   $22,659,983
      Amortization of discount              424,396      526,470      1,524,722     1,411,118
      Gain (Loss)on sales of GNMA
      securities                          6,876,224      (57,811)    11,858,633        47,545

                                        ------------------------------------------------------

                                         11,328,926    7,944,204     28,662,440    24,118,646

EXPENSE
      Interest expense                    4,059,078    7,338,266     15,262,123    22,253,748
      Amortization of underwriting fees
      and bond issuance expenses          4,054,334      465,660      7,750,468     1,256,623
      General and administrative             63,885       69,952        193,395       218,337

                                        ------------------------------------------------------
                                          8,177,297    7,873,878     23,205,986    23,728,708
                                        ------------------------------------------------------


      INCOME BEFORE TAXES                 3,151,629       70,326      5,456,454       389,938

Income tax expense (benefit)              1,015,068       21,725      1,515,481       125,060

                                        ------------------------------------------------------
       NET INCOME                         2,136,561       48,601      3,940,973       264,878
                                        ------------------------------------------------------

OTHER COMPREHENSIVE INCOME
      Unrealized gains (losses) on
        available-for-sale securities
          (net of income tax)            (1,881,739)   5,925,081      2,010,171     4,992,525
      Less: reclassification adjustment
        (net of income tax)              (4,940,206)           0     (7,505,466)            0
                                        ------------------------------------------------------
                                         (6,821,945    5,925,081     (5,495,295)    4,992,525
                                        ------------------------------------------------------

COMPREHENSIVE INCOME                    ($4,685,384)  $5,973,682    ($1,554,322)  $ 5,257,403
                                        ======================================================

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   1998              1997
                                                             -------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                        $  3,940,973       $   264,878
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                         1,515,481           125,060
        Amortization of discount                                (1,524,722)       (1,411,118)
        Amortization of underwriting fees and bond
            issuance expense                                     7,750,468         1,256,623
        (Gain)/Loss on sale of GNMA securities                 (11,858,633)          (47,545)
      Changes in operating assets and liabilities:
            Accrued interest receivable                          1,387,044           101,267
            Accounts payable                                        (1,713)               49
            Accrued interest payable                            (1,359,515)          (99,075)
                                                             -------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (150,617)          190,139
                                                             -------------------------------


INVESTING ACTIVITIES
     Dividends paid to parent                                   (5,000,000)                0
     Advances and notes with affiliate                          (1,313,773)         (464,159)
     Principal payments received on GNMA securities             36,971,763        28,551,499
     Purchase of GNMA Securities                                         0       (12,091,678)
     Proceeds from sale of GNMA securities                     194,727,543            47,545
                                                             -------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            225,385,533        16,043,207
                                                             -------------------------------


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit              31,639           (22,419)
     Increase in underwriting fees and bond issuance expenses            0          (466,935)
     Proceeds from sales of bonds                                        0        12,500,000
     Redemption of bonds payable                              (225,315,000)      (28,268,000)
                                                             -------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (225,283,361)      (16,257,354)
                                                             -------------------------------


INCREASE (DECREASE) IN CASH                                        (48,445)          (24,008)
Cash at beginnning of year                                          91,465            51,880
                                                             -------------------------------
CASH AT September 30, 1998                                    $    $43,020       $    27,872
                                                             ===============================


                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                           September 30, 1998 and 1997


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                           September 30, 1998 and 1997

2.   Bonds Payable
The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                            Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,       September 30,
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

                           September 30, 1998 and 1997

2.  Bonds Payable (continued)
                               Face                                              Bonds Outstanding
                              of Bonds      Interest     Maturity           December 31,        June 30,
 Series     Issued            at Issue        Rate         Date                 1997               1998
----------------------------------------------------------------------------------------------------------

 1988H      07/28/88           15,000,000     9.125     09/30/2019                  -                  -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/29/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -                  -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -                  -
 1992A      03/26/92           21,000,000     7.250     03/31/2023         12,313,000                  -
 1992B      04/23/92            6,500,000     7.400     04/30/2023                  -                  -
 1992C      05/28/92           17,500,000     7.600     05/31/2023                  -                  -
 1992D      06/25/92           24,000,000     7.400     06/30/2023                  -                  -
 1992E      07/30/92           19,000,000     7.150     07/31/2023          9,565,000                  -
 1992F      08/27/92            8,000,000     6.600     08/31/2023          4,422,000                  -
 1992G      11/25/92           47,250,000     7.000     11/30/2023         34,881,000                  -
 1992H      12/23/92           23,600,000     7.100     12/31/2023         16,919,000                  -
 1992I      12/23/92           14,300,000     7.050     12/31/2023         10,283,000                  -
 1993A      01/28/93           24,000,000     7.000     01/31/2024         17,478,000                  -
 1993B      12/22/93           21,000,000     6.000     12/31/2024         18,846,000         17,735,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         12,538,000         11,744,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025         11,139,000         10,213,000




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                           September 30, 1998 and 1997

2.  Bonds Payable (continued)

                                Face                                              Bonds Outstanding
                              of Bonds      Interest     Maturity         December 31,     September 30,
 Series     Issued            at Issue        Rate         Date               1997               1998
----------------------------------------------------------------------------------------------------------

 1994C      03/24/94           10,000,000     6.500     03/31/2025     $    8,564,000     $    7,639,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025         15,206,000                  -
 1994E      05/26/94           13,950,000     7.500     05/31/2025         10,883,000                  -
 1994F      06/23/94           16,000,000     7.300     06/30/2025         12,658,000                  -
 1994G      07/28/94           16,500,000     7.125     07/31/2025         12,849,000                  -
 1994H      07/28/94           24,150,000     7.500     07/31/2025         20,015,000                  -
 1994I      08/25/94           16,050,000     7.500     08/31/2025         12,804,000                  -
 1994J      09/29/94           18,600,000     7.500     09/30/2025         14,241,000                  -
 1994K      11/23/94           15,000,000     8.000     11/30/2025         10,320,000          7,205,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025         10,936,000          8,593,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025         11,304,000          7,598,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          5,612,000          4,206,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         15,872,000         13,544,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          8,010,000          7,244,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         11,791,000         11,081,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         14,706,000         13,497,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          8,747,000          8,209,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027         12,228,000         11,307,000
                      ----------------------                        --------------------------------------

                         $  1,372,291,000                              $  365,130,000     $  139,815,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended September 30, 1998

     As of September 30, 1998 the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of October 31, 1998 the Company has exercised its option to redeem 79 Series of Its GNMA-Collateralized Bonds (Series 1985A through 1993A, and Series 1994C through 1994K) These calls produced significant gains for the Company. The Company has exercised its option to redeem GNMA-Collateralized Bonds Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bonds Series.

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


               DATE:  November 9, 1998

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