Form 10-K405
period 1998-12-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1999-03-26
CIK 754591

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

  For the year ended December 31, 1998       Commission File No. 33-76642

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

  Aggregate market value of voting stock held by non-affiliates of the registrant at March 19, 1999:
                                 None

   Number of shares of Common Stock outstanding at March 19, 1999:
                             10,000 shares

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

Item 6.  Selected Financial Data

                                 In Thousands of Dollars
                    ---------------------------------------------------
                      1998       1997       1996       1995      1994
Interest Income     $17,657    $29,785    $30,701    $35,245    $30,928

Interest Expense     17,510     29,250     30,186     34,757     30,524

Total Assets        114,910    390,153    434,009    459,002    476,666

Bonds Payable       101,907    365,130    418,427    429,652    491,864


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                     Year ended December 31, 1998

     As of December 31, 1998, the Company has completed the issuance of ninety-one Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Group. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.


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

     As of December 31, 1998, the Company has exercised its option to redeem all Series issued previous to 1993 as well as Series 1993A and 1994C through 1994M. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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

     As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. In connection with its ongoing information system management efforts, REMAC has previously replaced or modified its key financial information and operational systems that were not year 2000 compliant. Remaining financial and operational systems have been assessed, and detailed plans have been developed and are being implemented to make the necessary modifications to ensure year 2000 compliance. The financial impact of making the required system changes for year 2000 compliance are not expected to have a material effect on REMAC's financial statements.

The Company may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to expected Year 2000 compliance program, Company objectives and other financial and business matters. The Company cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

 Item 8.  Financial Statements and Supplementary Data:

        See Next Page

Ray Ellison Mortgage
Acceptance Corp.

Financial Statements

Years Ended December 31, 1998, 1997, and 1996 with Report of Independent Auditors

                      Ray Ellison Mortgage Acceptance Corp.

                              Financial Statements


                  Years Ended December 31, 1998, 1997, and 1996




                                    Contents

Report of Independent Auditors ............................1


Financial Statements

Balance Sheets ............................................2
Statements of Income ......................................3
Statements of Changes in Stockholder's Equity .............4
Statements of Cash Flows ..................................5
Notes to Financial Statements .............................6

                         Report of Independent Auditors


Board of Directors
Ray Ellison Mortgage Acceptance Corp.

We have audited the accompanying balance sheets of Ray Ellison Mortgage Acceptance Corp., a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp., as of December 31, 1998 and 1997, and the related statements of income , changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ray Ellison Mortgage Acceptance Corp. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


March 12, 1999
San Antonio, Texas

                                   Ernst & Young LLP

                      Ray Ellison Mortgage Acceptance Corp.

                                Balance Sheets

                                                                 December 31
                                                            1998            1997
                                                    --------------------------------

Assets
Cash                                                $       20,679    $      91,465
Accrued interest receivable                                575,004        2,201,245
Underwriting fees and bond issuance expenses             3,574,777       12,672,555
Requisite funds on deposit                                 128,276          188,314
Note receivable from affiliate                           7,479,550        4,820,652
Investment in GNMA securities                          102,678,159      368,468,267
   Plus (less):
     Fair value adjustment                               4,422,045       16,480,560
     Unamortized discount                               (3,968,055)     (14,769,194)
                                                    --------------------------------
                                                       103,132,149      370,179,633
                                                    --------------------------------

Total assets                                        $  114,910,435    $ 390,153,864
                                                    ================================

Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable                                 $       30,000    $      31,713
   Accrued interest                                        571,956        2,169,492
   Bonds payable                                       101,907,000      365,130,000
   Deferred tax liability                                1,481,858        5,382,153
                                                    --------------------------------
Total liabilities                                      103,990,814      372,713,358

Stockholder's equity:
   Common stock, $1.00 par value, 10,000 shares
     authorized, issued and outstanding                     10,000           10,000
   Contributed capital                                   4,256,119        2,317,619
   Unrealized gains on available for sale
     securities, net of tax                              2,918,550       10,877,170
   Retained earnings                                     3,734,952        4,235,717
                                                    --------------------------------
Total stockholder's equity                              10,919,621       17,440,506
                                                    --------------------------------

Total liabilities and stockholder's equity          $  114,910,435    $ 390,153,864
                                                    ================================


See accompanying notes.


                      Ray Ellison Mortgage Acceptance Corp.

                              Statements of Income


                                              Year Ended December 31
                                      1998            1997             1996
                                 -----------------------------------------------

Income:
   Interest income               $  17,657,263    $ 29,784,733    $ 30,700,648
   Amortization of discount          1,745,220       1,903,889       1,786,809
   Gain on sales of GNMA
     securities                     14,081,320       1,350,942       1,027,836
                                 -----------------------------------------------
                                    33,483,803      33,039,564      33,515,293

Expense:
   Interest expense                 17,510,900      29,249,560      30,186,780
   Amortization of underwriting
     fees and bond issuance
     expenses                        9,097,778       2,802,082       2,254,593
   General and administrative
                                       237,790         293,416         312,378
                                 -----------------------------------------------
                                    26,846,468      32,345,058      32,753,751
                                 -----------------------------------------------
Income before taxes                  6,637,335         694,506         761,542

Income tax expense:
     Current taxes                   1,938,500         194,938         342,970
     Deferred taxes                    199,600          30,896               -
                                 -----------------------------------------------
                                     2,138,100         225,834         342,970
                                 -----------------------------------------------

Net income                       $   4,499,235    $    468,672    $    418,572
                                 ===============================================

See accompanying notes.

                     Ray Ellison Mortgage Acceptance Corp.

                 Statements of Changes in Stockholder's Equity



                                                                           Other
                               Common Stock                            Comprehensive        Total
                           --------------------      Contributed           Income,         Retained          Equity
                            Shares     Dollars         Capital           Net of Tax        Earnings         (Deficit)
                           --------------------------------------------------------------------------------------------

Balance December 31,
   1995                     10,000      $10,000     $  1,911,003       $ 14,427,611      $ 3,348,473     $  19,697,087
     Net income                  -            -                -                  -          418,572           418,572
     Change in unrealized
       gains and (losses)
       on available for
       sale securities,
       net of taxes and
       reclassification
       adjustment                -            -                -         (9,540,854)               -        (9,540,854)
                         ----------------------------------------------------------------------------------------------
     Total Comprehensive
       (Loss)                    -            -                -                  -                -        (9,122,282)
     Contribution of
       capital                   -            -          211,678                  -                -           211,678
                         ----------------------------------------------------------------------------------------------
Balance December 31, 1996   10,000       10,000        2,122,681          4,886,757        3,767,045        10,786,483
     Net income                  -            -                -                  -          468,672           468,672
     Change in unrealized
       gains and (losses)
       on available for
       sale securities,
       net of taxes and
       reclassification
       adjustment                -            -                -          5,990,413                -         5,990,413
                         ----------------------------------------------------------------------------------------------
     Total Comprehensive
       Income                    -            -                -                  -                -         6,459,085
     Contribution of
       capital                   -            -          194,938                  -                -           194,938
                           --------------------------------------------------------------------------------------------
Balance December 31, 1997   10,000       10,000        2,317,619         10,877,170        4,235,717        17,440,506
     Net income                  -            -                -                  -        4,499,235         4,499,235
     Change in unrealized
       gains and (losses)
       on available for
       sale securities,
       net of taxes and
       reclassification
       adjustment                -            -                -         (7,958,620)               -        (7,958,620)
                         ----------------------------------------------------------------------------------------------
     Total Comprehensive
       (Loss)                    -            -                -                  -                -        (3,459,385)

     Contribution of
       capital                   -            -        1,938,500                  -                -         1,938,500
     Dividend                    -            -                -                  -       (5,000,000)       (5,000,000)
                          --------------------------------------------------------------------------------------------
Balance December 31, 1998   10,000      $10,000     $  4,256,119       $  2,918,550      $ 3,734,952     $  10,919,621
                           ============================================================================================


See accompanying notes.

                      Ray Ellison Mortgage Acceptance Corp.

                            Statements of Cash Flows

                                                                    Year Ended December 31
                                                           1998             1997              1996
                                                    -----------------------------------------------------

Operating Activities
Net income                                             $   4,499,235     $     468,672    $     418,572
Adjustments to reconcile net income to net
   cash (used in) provided by operating
   activities:
     Income tax                                            2,138,100           225,834          342,970
     Amortization of discount                             (1,745,220)       (1,903,889)      (1,786,809)
     Amortization of underwriting fees and
       bond issuance expenses                              9,097,778         2,802,082        2,254,593
     Gain on sale of GNMA securities                     (14,081,320)       (1,350,942)      (1,027,836)
     Changes in operating assets and
       liabilities:
       Accrued interest receivable                         1,626,241           328,835           87,171
       Accounts payable                                       (1,713)            1,713            5,147
       Accrued interest payable                           (1,597,536)         (331,060)         (79,016)
                                                    -----------------------------------------------------
Net cash (used in) provided by operating                     (64,435)          241,245          214,792
   activities

Investing Activities
Net increase in note receivable from affiliate            (2,658,898)       (1,306,846)      (2,269,527)
Principal payments received on GNMA securities
                                                          46,497,187        39,397,934       36,679,137
Purchase of GNMA securities                                        0       (12,091,679)     (35,685,120)
Proceeds from sale of GNMA securities                    224,318,322        27,617,384       13,506,736
                                                    -----------------------------------------------------
Net cash provided by investing activities                268,156,611        53,616,793       12,231,226

Financing Activities
Cash dividend to parent                                   (5,000,000)                -                -
Net (increase) decrease in requisite funds
   on deposit                                                 60,038           (54,517)         253,020
Increase in underwriting fees and bond
   issuance expenses                                                          (466,936)      (1,426,114)
Proceeds from sales of bonds                                       0        12,500,000       37,000,000
Redemption of bonds payable                             (263,223,000)      (65,797,000)     (48,225,000)
                                                    -----------------------------------------------------
Net cash used in financing activities                   (268,162,962)      (53,818,453)     (12,398,094)
                                                    -----------------------------------------------------
Change in cash                                               (70,786)           39,585           47,924

Cash at beginning of year                                     91,465            51,880            3,956
                                                    -----------------------------------------------------
Cash at end of year                                    $      20,679     $      91,465    $      51,880
                                                    =====================================================

See accompanying notes.

                      Ray Ellison Mortgage Acceptance Corp.

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996


1.  Significant Accounting Policies

Nature of Business

Ray Ellison Mortgage Acceptance Corp. (Company) is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public. Based on the nature of the business, the Company operates in one segment as defined in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information".

 Basis of Presentation

The Company was incorporated in the state of Texas on October 1, 1984 and is a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp. (REMIC).

Underwriting Fees, Bond Issuance Expenses, and Unamortized Discount

The Company amortizes the underwriting fees and bond issuance expenses (fees) and the discount on GNMA (Government National Mortgage Association) securities by the level yield method. Underwriting fees and bond issuance expenses at December 31, 1998 and 1997 are reported net of accumulated amortization of $16,433,694 and $7,335,916, respectively. Any unamortized underwriting fees and bond issuance expenses remaining upon redemption of the bonds are expensed.

Fair Values of Financial Instruments

The fair values of the Company's GNMA securities and bonds payable are estimated based on quoted market prices. The carrying values of all other financial instruments reported in the balance sheets approximate fair values.

GNMA Securities

The Company's GNMA securities are categorized as available for sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a separate component of stockholders' equity, net of taxes, until realized. The amortized cost of the specific security sold is used to compute gain or loss on the sale of securities. Declines in value other than temporary declines are adjusted against the security with a change to the results of operations.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1998, 1997, and 1996


1.  Significant Accounting Policies (continued)

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholder's equity, such as unrealized gains and losses on available for sale securities, and bypass net income. The provisions of SFAS No. 130 are effective for 1998, and prior years financial statements have been restated to reflect the required provisions. The cost of securities sold and the amount reclassified out of accumulated other comprehensive income was determined using the specific identification method.

The components of other comprehensive income are:

                                                                            Year Ended December 31,

                                                                1998                1997               1996
                                                        -------------------------------------------------------

   Unrealized gains (losses) on
       available-for-sale securities
        (before income tax)                                $      925,918      $ 9,445,145     $  (13,008,475)
    Income tax (expense) benefit on
        unrealized gains and losses                              (314,812)      (3,211,349)         4,422,882
                                                        -------------------------------------------------------
   Unrealized gains (losses) on available-
        for-sale securities net of tax                            611,106        6,233,796         (8,585,593)
                                                        -------------------------------------------------------

   Reclassification adjustment for realized
     gains on available-for-sale
     securities (before income tax)                           (12,984,433)        (368,762)        (1,447,364)
    Income tax benefit on
      realized gains and losses                                 4,414,707          125,379            492,104
                                                        -------------------------------------------------------
    Reclassification adjustment for realized
       gains on available-for-sale
       securities net of tax                                   (8,569,726)        (243,383)          (955,260)
                                                        -------------------------------------------------------

Other comprehensive income (net of tax)                    $   (7,958,620)     $ 5,990,413     $   (9,540,853)
                                                        =======================================================

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1998, 1997, and 1996

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

As of December 31, 1998 and 1997, cash in the amount of $128,276 and $188,314, respectively, had been deposited with the Trustee to satisfy the Company's obligations relative to such requisite funds.

3.  Assets Subject to Lien

Substantially all of the assets of the Company are pledged as security for the long-term bonds payable.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1998, 1997, and 1996


4.  Bonds Payable

The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                                 Face                                         Bonds Outstanding
                               of Bonds     Interest     Maturity                December 31
 Series     Issued             at Issue       Rate         Date            1998               1997
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




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                        December 31, 1998, 1997, and 1996


4.  Bonds Payable (continued)

                                 Face                                         Bonds Outstanding
                               of Bonds     Interest     Maturity                 December 31
 Series     Issued             at Issue       Rate         Date            1998                 1997
----------------------------------------------------------------------------------------------------------
 1988H      07/28/88     $     15,000,000     9.125%    09/30/2019     $            -     $            -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/21/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000     08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -
 1991I      11/27/91           13,000,000     7.500     11/30/2022                  -                  -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -                  -
 1992A      03/26/92           21,000,000     7.250     03/31/2023                  -         12,313,000
 1992B      04/23/92            6,500,000     7.400     04/30/2023                  -                  -
 1992C      05/28/92           17,500,000     7.600     05/31/2023                  -                  -
 1992D      06/25/92           24,000,000     7.400     06/30/2023                  -                  -
 1992E      07/30/92           19,000,000     7.150     07/31/2023                  -          9,565,000
 1992F      08/27/92            8,000,000     6.600     08/31/2023                  -          4,422,000
 1992G      11/25/92           47,250,000     7.000     11/30/2023                  -         34,881,000
 1992H      12/23/92           23,600,000     7.100     12/31/2023                  -         16,919,000
 1992I      12/23/92           14,300,000     7.050     12/31/2023                  -         10,283,000
 1993A      01/28/93           24,000,000     7.000     01/31/2024                  -         17,478,000
 1993B      12/22/93           21,000,000     6.000     12/31/2024         16,914,000         18,846,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         11,522,000         12,538,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025          9,624,000         11,139,000




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                        December 31, 1998, 1997, and 1996


4.  Bonds Payable (continued)

                              Face                                            Bonds Outstanding
                            of Bonds        Interest     Maturity                December 31
 Series     Issued         at Issue          Rate         Date            1998                 1997
----------------------------------------------------------------------------------------------------------
 1994C      03/24/94     $     10,000,000     6.500%    03/31/2025     $            -     $    8,564,000
 1994D      05/26/94           19,500,000     7.400     05/31/2025                  -         15,206,000
 1994E      05/26/94           13,950,000     7.500     05/31/2025                  -         10,883,000
 1994F      06/23/94           16,000,000     7.300     06/30/2025                  -         12,658,000
 1994G      07/28/94           16,500,000     7.125     07/31/2025                  -         12,849,000
 1994H      07/28/94           24,150,000     7.500     07/31/2025                  -         20,015,000
 1994I      08/25/94           16,050,000     7.500     08/31/2025                  -         12,804,000
 1994J      09/29/94           18,600,000     7.500     09/30/2025                  -         14,241,000
 1994K      11/23/94           15,000,000     8.000     11/30/2025                  -         10,320,000
 1994L      12/28/94           15,000,000     8.100     12/31/2025                  -         10,936,000
 1994M      12/28/94           16,500,000     8.000     12/31/2025                  -         11,304,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          3,508,000          5,612,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026         12,194,000         15,872,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          6,971,000          8,010,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         10,344,000         11,791,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         12,697,000         14,706,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          7,556,000          8,747,000
 1997A      04/24/97           12,500,000     7.000     04/30/2028         10,577,000         12,228,000
                        ------------------                           -------------------------------------

                         $  1,372,291,000                              $  101,907,000     $  365,130,000
                        ==================                           =====================================

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

Cash paid for interest was  $19,108,436,  $29,580,620,  and  $30,265,796 for the
years ended December 31, 1998, 1997, and 1996, respectively.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1998, 1997, and 1996


5.  Related Party Transactions

The Company was organized to facilitate the financing of long-term mortgage loans through the issuance and sale of GNMA-collateralized bonds. The bonds issued represent obligations solely of the Company and are not guaranteed by any of its affiliates.

The Company entered into a revolving note receivable with an affiliated company on October 31, 1992 for $20,000,000. The note is due on demand, or if no demand is made, on December 31, 1999. Interest is due monthly at the prime rate. The balance outstanding relating to this note at December 31, 1998 and 1997 was $7,479,550 and $4,820,652, respectively.

Notes and advances to affiliated companies bear interest at the current market rates. Net interest income earned from affiliates for advances totaled $350,506, $333,322, and $157,463 in 1998, 1997, and 1996, respectively.

GNMA securities are purchased and sold through an affiliated company at a cost which approximates fair value.

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

General and administrative services for the Company including accounting, legal, and other administrative functions are provided by affiliated companies. Fees for general and administrative services were $96,000, $112,124, and $162,643 in 1998, 1997, and 1996, respectively.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1998, 1997, and 1996


6.  Stockholder's Equity

The Company declared and paid $5,000,000 in dividends on March 2, 1998. No dividends were paid in 1997 and 1996.

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

     FAS 109 requires the recognition of income taxes among members of a consolidated group as if each member had filed a separate return. The Company's income tax expense under its legal tax sharing agreement varies from that recognized under FAS 109. Charges and credits to contributed capital or retained earnings result from applying the provisions of FAS 109 when cash payments or receipts of taxes are not required to be made to or from the parent under the legal tax sharing agreement. During the years ended December 31, 1998, 1997, and 1996, a contribution of capital of $1,938,500, $194,938, and $211,678, respectively, was recorded to reflect the income tax benefit that must be recorded under FAS 109 but will not be paid to the parent under the Company's legal tax sharing agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only significant components of the Company's deferred tax assets and liabilities relate to a deductible temporary difference of $84,851 and $867,599 at December 31, 1998 and 1997, respectively, resulting from an excess of tax basis on GNMA securities over that recorded for financial reporting purposes and a book gain of $4,422,045 and $16,480,560 at December 31, 1998 and 1997, resulting from the adjustment to fair value of the Company's investment in GNMAs.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1998, 1997, and 1996


7.  Federal Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34% to income tax expense is:

                                                           1998              1997              1996
                                                     --------------------------------------------------
     Tax expense at U.S. statutory rates              $  2,256,694      $    236,132     $    258,925

     Increase (decrease) in deferred tax asset
       valuation allowance                                (118,594)          (10,298)          84,045
                                                     --------------------------------------------------
                                                      $  2,138,100      $    225,834     $    342,970
                                                     ==================================================

8.  Fair Values of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:


                                      December 31, 1998                         December 31, 1997
                          ------------------------------------------------------------------------------------
                                Carrying             Estimated            Carrying            Estimated
                                 Amount             Fair Value             Amount             Fair Value
                          ------------------------------------------------------------------------------------

     Cash                 $         20,679     $         20,679     $         91,465     $         91,465
     Note receivable
       from affiliate            7,479,550            7,479,550            4,820,652            4,820,652
     GNMA securities
                                98,710,104          103,132,149          353,699,073          370,179,633
     Bonds payable             101,907,000          100,414,430          365,130,000          359,197,701

The Company is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public. All securities are pledged as collateral for the bonds payable. As discussed in Note 4, the bonds can be redeemed at the option of the Company after the fourth anniversary of the particular Bond Series. All bond redemptions are at par; therefore, the Company will not realize a gain or loss on the disposition of the bonds under its optional call provisions. The fair values of the GNMA securities (see Note 1 - Fair Values of Financial Instruments) fluctuate significantly as interest rates change; therefore, fair values as of the future redemption dates may vary

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1998, 1997, and 1996


8.  Fair Values of Financial Instruments (continued)

significantly from those stated above. When the market is such that the value of GNMA securities is less than par, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realize any unrealized losses. All GNMA securities contractually mature after December 31, 2007. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

9.  GNMA Securities

The amortized cost, estimated market values, and gross unrealized gains and losses for GNMA Securities at December 31, 1998 and 1997 are as follows:

                                                  December 31
                                         1998                     1997
                                  ----------------------------------------------

     GNMA securities:
       Amortized cost              $    98,710,104          $      353,699,073
       Gross unrealized gains            4,422,045                  16,636,581
       Gross unrealized (losses)                 -                    (156,021)
                                  ----------------------------------------------

     Estimated market value        $   103,132,149          $      370,179,633
                                  ==============================================



Item 9.  Disagreements on Accounting and Financial Disclosure.

             None.

Item 10.  Directors and Executive Officers.


     The following is a list of REMAC's directors and executive officers. All of such directors and executive officers have served in their respective capacities since the dates described below.

     Name                       Age         Position
     -----------               ----        ---------------------
     Jack Biegler               55         President, Secretary
                                                and Director

     Goodhue W. Smith, III      49         Director

     Locksley Simmons           40         Director, Vice President,
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

     Mr.  Biegler was initially  elected as an officer of the Company on October
1, 1984, and was most recently reelected on December 31, 1998. Ms. Simmons was initially elected as Vice President, Treasurer, and Assistant Secretary of the Company on April 11, 1988 and was reelected December 31, 1998; Ms. Simmons was initially appointed as a Director for the Company on December 31, 1996; Mr. Smith was initially elected to his position with the Company on March 30, 1990, and was reelected December 31, 1998, in each case to hold office during the term for which they are elected and until their successors are elected and qualify in accordance with the terms of REMAC's Articles of Incorporation and the laws of the State of Texas.

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

     Set forth below is certain information as to the beneficial ownership of each class of equity securities of Ray Ellison Mortgage Investment Corp., the parent corporation of the Issuer, as of March 15, 1999.

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



Item 13.  Certain Relationships and Related Transactions.

        Not Applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)(1) Financial Statements

       The following financial statements are included in Part II,

       Item 8:
               Report of Independent Auditors
               Balance Sheets - December 31, 1998 and  1997
               Statements of Income
                        -Years ended December 31, 1998, 1997 and 1996
               Statements of Changes in Stockholder's Equity (Deficit)
                        -Years ended December 31, 1998, 1997, and 1996
               Statements of Cash Flows
                        -Years ended December 31, 1998, 1997, and 1996
               Notes to financial statements



(a)(2) Financial Statement Schedules

        All schedules have been omitted because they are either inapplicable or the required information has been given in the financial statements or the notes thereto.

(a)(3) Exhibits

 Exhibit Number

    Ex-1        -- Form  of  Underwriting  Agreement  including  form  of  Terms
                Agreement (4).
    Ex-3(i)  -- Articles of Incorporation of the Registrant as originally filed. (1)
    Ex-3(ii) -- Bylaws of the Registrant as currently in effect.(5) Ex-4.1 -- Form of Indenture between the Registrant and Trustee
                (containing Form of Bond).(4)
    Ex-4.2   -- Form of Series Supplement. (2)
             -- Form of Guaranty Agreement (level payment and graduated payment) for GNMA I Program ("Summary of Guaranty
                Agreement"). (3)
    Ex-4.3   -- Form of Guaranty Agreement for GNMA II Program ("Schedule
                of Subscribers and GNMA II Contractual Agreement"). (4)
    *Ex-23   -- Consent of independent auditor
    *Ex-27   -- Financial Data Schedule
-----------------------------------

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

                                             Ray Ellison Mortgage
                                             Acceptance Corp.
                                             (Registrant)

March 23, 1999                           By       /s/Jack Biegler
                                           -----------------------------
                                           Jack Biegler
                                           President, (Principal Executive
                                           Officer) Director, and Secretary


March 23, 1999                           By       /s/Locksley Simmons
                                           ------------------------------
                                           Locksley Simmons, Director
                                           Vice President, Treasurer,
                                           (Chief Financial Officer and
                                           Principal Accounting Officer)
                                           and Assistant Secretary


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1999.

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