Form 10-Q
period 1999-03-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1999-05-14
CIK 754591

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


        For Quarter Ended March 31, 1999 Commission File Numbers 33-76642

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

          Class                          Outstanding at May 12, 1999
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                               INDEX TO FORM 10-Q


                          Quarter Ended March 31, 1999



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               March 31, 1999 and
               December 31, 1997                         4 of 17


             Statements of Income and Comprehensive
              Income (Unaudited)
               Three months ended
               March 31, 1999 and 1998                   5 of 17

             Statements of Cash Flows (Unaudited)
               Three months ended
               March 31, 1999 and 1998                   6 of 17

             Notes to Unaudited Financial Statements     7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS
                                             (Unaudited)
                                              MARCH 31,        DECEMBER 31,
                                                1999              1998
                                          ---------------    --------------

ASSETS
  Cash                                  $          20,457  $         20,679
  Accrued interest receivable                     513,817           575,004
  Underwriting fees and bond issuance
     expenses                                   3,169,593         3,574,777
  Requisite funds on deposit                      114,259           128,276
  Notes Receivable from affiliates              7,459,418         7,479,550
  Investment in GNMA securities                92,604,258       102,678,159
  Fair value adjustment                         2,815,099         4,422,045
  Less:  unamortized discount                  (3,545,919)       (3,968,055)
                                          ---------------    --------------
                                               91,873,438       103,132,149
                                          ---------------    --------------

                                         $    103,150,982  $    114,910,435
                                          ===============    ==============

LIABILITIES
  Accounts payable                      $          51,000  $         30,000
  Accrued interest                                511,102           571,956
  Bonds payable                                91,917,000       101,907,000
  Deferred tax liability                          937,420         1,481,858
                                          ---------------    --------------
                                               93,416,522       103,990,814

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                         10,000            10,000
  Contributed capital                           4,211,852         4,256,119
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                                  1,857,965         2,918,550
  Retained earnings                             3,654,643         3,734,952

                                          ---------------    --------------
                                                9,734,460        10,919,621
                                          ---------------    --------------

                                        $     103,150,982  $    114,910,435
                                          ===============    ==============
See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                 Three Months Ending
                                                      March 31,
                                            1999                 1998
                                      ----------------------------------
INCOME
    Interest Income                    $ 1,801,872           $ 5,903,432
    Amortization of discount               286,918               531,867
    Gain on sales of GNMA securities       266,994             2,490,331

                                      ----------------------------------
                                         2,355,784             8,925,630

EXPENSE
    Interest expense                     1,649,210             5,831,574
    Amortization of underwriting fees
    and bond issuance expenses             405,184             1,868,957
    General and administrative             424,045                71,234
                                      ----------------------------------
                                         2,478,439             7,771,765
                                      ----------------------------------

    Income before taxes                   (122,655)            1,153,865


Income tax expense (benefit):
    Current taxes                          (44,267)              191,474
    Deferred taxes                           1,923               150,630
                                      ----------------------------------
                                           (42,344)              342,104
                                      ----------------------------------
    Net Income                             (80,311)              811,761
                                      ----------------------------------

Other Comprehensive Income
   Unrealized gains (losses) on
       available-for-sale securities
        (net of income tax)               (889,624)            4,260,253
   Less:  reclassification adjustment
        (net of income tax)               (170,961)           (1,357,650)
                                      ----------------------------------
                                        (1,060,585)            2,902,603
                                      ----------------------------------

Comprehensive Income                   $(1,140,896)          $ 3,714,364
                                      ==================================

See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                       1999            1998
                                                                  -----------------------------

OPERATING ACTIVITIES
     Net income (loss)                                            $    (80,311)    $   811,761
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                               (42,344)        342,104
        Amortization of discount                                      (286,918)       (531,867)
        Amortization of underwriting fees and bond
            issuance expense                                           405,184       1,868,957
        (Gain)/Loss on sale of GNMA securities                        (266,994)     (2,490,331)
      Changes in operating assets and liabilities:
            Accrued interest receivable                                 61,187         317,400
            Accounts payable                                            21,000          (1,713)
            Accrued interest payable                                   (60,854)       (300,831)
                                                                  -----------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (250,050)         15,480
                                                                  -----------------------------

INVESTING ACTIVITIES
     Dividends paid to parent                                                0      (5,000,000)
     Advances and notes with affiliate                                  20,133       3,472,487
     Principal payments received on GNMA securities                  6,641,850      11,748,121
     Proceeds from sale of GNMA securities                           3,563,828      39,717,294
                                                                  -----------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 10,225,811      49,937,902
                                                                  -----------------------------


FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit                  14,017          30,733
     Redemption of bonds payable                                    (9,990,000)    (50,029,000)
                                                                  -----------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (9,975,983)    (49,998,267)
                                                                  -----------------------------

INCREASE (DECREASE) IN CASH                                               (222)        (44,885)
Cash at beginnning of year                                              20,679          91,465
                                                                  -----------------------------

                                             CASH AT MARCH 31,    $     20,457     $    46,580
                                                                  =============================

See notes to financial statements

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                           March 31, 1999 and 1998


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Bonds Payable
 The long-term bonds payable of the Company are issued in series as follows:

                            Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,         March 31,
Series     Issued           at Issue          Rate         Date               1998               1999
----------------------------------------------------------------------------------------------------------

 1993B      12/22/93           21,000,000     6.000     12/31/2024         16,914,000         16,580,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         11,522,000         11,073,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025          9,624,000          9,258,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          3,508,000                  -
 1995B      03/30/95           21,000,000     7.500     03/31/2026         12,194,000         10,944,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026          6,971,000          6,538,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         10,344,000          9 593,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         12,697,000         11,454,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          7,556,000          6,887,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027         10,577,000          9,590,000
                      ----------------------                        --------------------------------------

                         $    136,725,000                              $  101,907,000     $   91,917,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended March 31, 1999

     As of March 31, 1999, the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of April 30, 1999, the Company has exercised its option to redeem all Series issued previous to 1993 as well as Series 1993A, 1994C through 1994M, 1995A and 1995B. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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

     The Company may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to expected Year 2000 compliance program, Company objectives and other financial and business matters. The Company cautions the reader that these forward- looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

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


               DATE:  May 14, 1999

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