Form 10-Q
period 1999-06-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1999-08-13
CIK 754591

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


        For Quarter Ended June 30, 1999 Commission File Numbers 33-76642

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

          Class                          Outstanding at August 12, 1999
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                               INDEX TO FORM 10-Q


                          Quarter Ended June 30, 1999



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               June 30, 1999 and
               December 31, 1998                          4 of 17


             Statements of Income and Comprehensive
              Income (Unaudited)
               Three and six months ended
               June 30, 1999 and 1998                     5 of 17

             Statements of Cash Flows (Unaudited)
               Six months ended
               June 30, 1999 and 1998                     6 of 17

             Notes to Unaudited Financial Statements      7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                  12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K          15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS
                                           (Unaudited)
                                             JUNE 30,      DECEMBER 31,
                                               1999            1998
                                          -------------   --------------

ASSETS
  Cash                                    $     16,324    $      20,679
  Accrued interest receivable                  424,956          575,004
  Underwriting fees and bond issuance
     expenses                                2,674,680        3,574,777
  Requisite funds on deposit                    66,290          128,276
  Notes Receivable from affiliates           2,916,136        7,479,550
  Investment in GNMA securities             77,968,218      102,678,159
  Fair value adjustment                         38,720        4,422,045
  Less:  unamortized discount               (2,951,676)      (3,968,055)
                                          -------------   --------------
                                            75,055,262      103,132,149
                                          -------------   --------------
                                          $81,153,648     $114,910,435
                                          =============   ==============

LIABILITIES
  Accounts payable                      $       31,571    $      30,000
  Accrued interest                             422,932          571,956
  Bonds payable                             77,422,000      101,907,000
  Deferred tax liability                        13,165        1,481,858
                                          -------------   --------------
                                            77,889,668      103,990,814

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                      10,000           10,000
  Contributed capital                        3,228,425        4,256,119
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                                  25,555        2,918,550
  Retained earnings                                  0        3,734,952
                                          -------------   --------------
                                             3,263,980       10,919,621
                                          -------------   --------------
                                           $81,153,648    $ 114,910,435
                                          =============   ==============

See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDING
                                                            JUNE 30,                          JUNE 30,
                                                       1999           1998            1999            1998
                                                  -------------   ------------    ------------    ------------
INCOME
    Interest Income                                $ 1,478,678     $5,347,347     $ 3,280,550     $11,250,779
    Amortization of discount                           154,599        568,459         441,517       1,100,326
    Gain on sales of GNMA securities                   651,627      2,492,078         918,621       4,982,409
                                                  -------------   ------------    ------------    ------------
                                                     2,284,904      8,407,884       4,640,688      17,333,514
EXPENSE
    Interest expense                                 1,370,878      5,371,471       3,020,088      11,203,045
    Amortization of underwriting fees
    and bond issuance expenses                         494,913      1,827,177         900,097       3,696,134
    General and administrative                          37,467         58,276         461,512         129,510
                                                  -------------   ------------    ------------    ------------
                                                     1,903,258      7,256,924       4,381,697      15,028,689
                                                  -------------   ------------    ------------    ------------
    Income before taxes                                381,646      1,150,960         258,991       2,304,825
Income tax expense (benefit):
    Current taxes                                       89,077        157,151          44,810         348,625
    Deferred taxes                                      19,714          1,158          21,637         151,788
                                                  -------------   ------------    ------------    ------------
                                                       108,791        158,309          66,447         500,413
                                                  -------------   ------------    ------------    ------------
    Net Income                                         272,855        992,651         192,544       1,804,412
                                                  -------------   ------------    ------------    ------------
Other Comprehensive Income
   Unrealized gains (losses) on
       available-for-sale securities
        (net of income tax)                         (1,454,755)      (368,342)     (2,344,379)      3,891,910
   Less:  reclassification adjustment
        (net of income tax)                           (377,655)    (1,207,610)       (548,616)     (2,565,259)
                                                  -------------   ------------    ------------    ------------
                                                    (1,832,410)    (1,575,952)     (2,892,995)      1,326,651
                                                  -------------   ------------    ------------    ------------
Comprehensive Income                               $(1,559,555)    $ (583,301)    $(2,700,451)    $ 3,131,063
                                                  =============   ============    ============    ============
See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                   Six Months Ended
                                                                        June 30,
                                                                1999              1998
                                                           -------------     -------------
OPERATING ACTIVITIES
     Net income (loss)                                     $    192,544      $  1,804,412
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                         66,447           500,413
        Amortization of discount                               (441,517)       (1,100,326)
        Amortization of underwriting fees and bond
            issuance expense                                    900,097         3,696,134
        (Gain)/Loss on sale of GNMA securities                 (918,621)       (4,982,409)
      Changes in operating assets and liabilities:
            Accrued interest receivable                         150,048           654,187
            Accounts payable                                      1,571             6,288
            Accrued interest payable                           (149,024)         (631,347)

                                                           -------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (198,455)          (52,648)
                                                           -------------     -------------

INVESTING ACTIVITIES
     Dividends paid to parent                                (5,000,000)       (5,000,000)
     Advances and notes with affiliate                        4,563,414         2,046,873
     Principal payments received on GNMA securities          10,407,949        25,790,252
     Proceeds from sale of GNMA securities                   14,645,751        81,327,511
                                                           -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          24,617,114       104,164,636
                                                           -------------     -------------

FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit           61,986            27,211
     Redemption of bonds payable                            (24,485,000)     (104,189,000)
                                                           -------------     -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (24,423,014)     (104,161,789)
                                                           -------------     -------------

INCREASE (DECREASE) IN CASH                                      (4,355)          (49,801)
Cash at beginnning of year                                       20,679            91,465
                                                           -------------     -------------
                                     CASH AT JUNE 30,      $     16,324      $     41,664
                                                           =============     =============


See notes to financial statements

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             June 30, 1999 and 1998


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Bonds Payable
 The long-term bonds payable of the Company are issued in series as follows:

                            Face                                                Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,         June 30,
Series     Issued           at Issue          Rate         Date               1998               1999
----------------------------------------------------------------------------------------------------------

 1993B      12/22/93           21,000,000     6.000     12/31/2024     $   16,914,000     $   16,018,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         11,522,000         10,624,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025          9,624,000          9,084,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          3,508,000                  -
 1995B      03/30/95           21,000,000     7.500     03/31/2026         12,194,000                  -
 1995C      05/25/95            9,225,000     7.100     05/31/2026          6,971,000          6,337,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027         10,344,000          8,810,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         12,697,000         10,939,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          7,556,000          6,565,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027         10,577,000          9,045,000
                      ----------------------                        --------------------------------------

                         $    136,725,000                              $  101,907,000     $   77,422,000
                      ======================                        ======================================

The remaining bonds may be redeemed at the option of the Company, in whole or in part, at any time after the fourth anniversary of their issuance. To ensure sufficient funds to meet debt service requirements, the Indenture provides for redemption if the payments to be made on the GNMA securities will be less than the debt service requirements. The amounts of bonds to be redeemed are dependent on a number of factors such as: 1) prepayments on the GNMA securities, 2) interest earned on requisite funds, 3) deposit or substitution of collateral in lieu of bond redemption, and 4) requests for redemption by bondholders. In all redemptions described above, the redemption price will be 100% of the principal amount of the bonds to be redeemed plus interest accrued to the date of redemption.

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended June 30, 1999

     As of June 30, 1999, the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of July 31, 1999, the Company has exercised its option to redeem all Series issued previous to 1993 as well as Series 1993A, 1994C through 1994M, 1995A and 1995B. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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

     REMAC paid a dividend of $5,000,000 to it's stockholder, Ray Ellison Mortgage Investment Corp. on May 31, 1999.

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


               DATE:  August 12, 1999

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