Form 10-Q
period 1999-09-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 1999-11-12
CIK 754591

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


        For Quarter Ended September 30, 1999 Commission File Numbers 33-76642

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

          Class                          Outstanding at November 10, 1999
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                               INDEX TO FORM 10-Q


                          Quarter Ended September 30, 1999



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               September 30, 1999 and
               December 31, 1998                          4 of 17


             Statements of Income and Comprehensive
              Income (Unaudited)
               Three and nine months ended
               September 30, 1999 and 1998                5 of 17

             Statements of Cash Flows (Unaudited)
               Nine months ended
               September 30, 1999 and 1998                6 of 17

             Notes to Unaudited Financial Statements      7 of 17

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                  12 of 17


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K          15 of 17

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS
                                                  (Unaudited)
                                         SEPTEMBER 30,     DECEMBER 31,
                                              1999            1998
                                         -------------    --------------
ASSETS
  Cash                                    $     9,257      $     20,679
  Accrued interest receivable                 372,876           575,004
  Underwriting fees and bond issuance
     expenses                               2,337,462         3,574,777
  Requisite funds on deposit                   67,021           128,276
  Notes Receivable from affiliates          3,001,107         7,479,550

  Investment in GNMA securities            68,870,152       102,678,159
  Fair value adjustment                      (912,799)        4,422,045
  Less:  unamortized discount              (2,546,036)       (3,968,055)
                                         -------------    --------------
                                           65,411,317       103,132,149
                                         -------------    --------------

  Deferred tax asset                          310,352                 -
                                         -------------    --------------
                                          $71,509,392      $114,910,435
                                         =============    ==============

LIABILITIES
  Accounts payable                        $    30,000      $     30,000
  Accrued interest                            370,955           571,956
  Bonds payable                            68,437,000       101,907,000
  Deferred tax liability                            -         1,481,858
                                         -------------    --------------
                                           68,837,955       103,990,814

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                     10,000            10,000
  Contributed capital                       3,263,884         4,256,119
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                               (602,447)        2,918,550
  Retained earnings                                 0         3,734,952
                                         -------------    --------------
                                            2,671,437        10,919,621
                                         -------------    --------------
                                          $71,509,392      $114,910,435
                                         =============    ==============

See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                               THREE MONTHS ENDED               NINE MONTHS ENDING
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                               1999           1998              1999          1998
                                          ------------------------------------------------------------
INCOME
    Interest Income                        $1,273,366     $ 4,028,306      $ 4,553,916    $15,279,085
    Amortization of discount                  117,035         424,396          558,552      1,524,722
    Gain on sales of GNMA securities          241,513       6,876,224        1,160,134     11,858,633
                                          ------------------------------------------------------------
                                            1,631,914      11,328,926        6,272,602     28,662,440

EXPENSE
    Interest expense                        1,216,094       4,059,078        4,236,182     15,262,123
    Amortization of underwriting fees
    and bond issuance expenses                337,218       4,054,334        1,237,315      7,750,468
    General and administrative                 43,143          63,885          504,655        193,395
                                          ------------------------------------------------------------
                                            1,596,455       8,177,297        5,978,152     23,205,986
                                          ------------------------------------------------------------

    Income before taxes                        35,459       3,151,629          294,450      5,456,454

Income tax expense (benefit):
    Current taxes                             (18,921)      1,013,738           25,889      1,362,364
    Deferred taxes                                  0           1,329           21,637        153,117
                                          ------------------------------------------------------------
                                              (18,921)      1,015,067           47,526      1,515,481
                                          ------------------------------------------------------------
    Net Income                                 54,380       2,136,562          246,924      3,940,973
                                          ------------------------------------------------------------

Other Comprehensive Income
   Unrealized gains (losses) on
       available-for-sale securities
        (net of income tax)                  (473,342)     (1,881,739)      (2,817,720)     2,010,171
   Less:  reclassification adjustment
        (net of income tax)                  (154,662)     (4,940,206)        (703,278)    (7,505,466)
                                          ------------------------------------------------------------
                                             (628,004)     (6,821,945)      (3,520,998)    (5,495,295)
                                          ------------------------------------------------------------
Comprehensive Income                       $ (573,624)    $(4,685,383)     $(3,274,074)   $(1,554,322)
                                          ============================================================

See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                          1999          1998
                                                                  -------------------------------

OPERATING ACTIVITIES
     Net income (loss)                                            $    246,924      $  3,940,973
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                                47,526         1,515,481
        Amortization of discount                                      (558,552)       (1,524,722)
        Amortization of underwriting fees and bond
            issuance expense                                         1,237,315         7,750,468
        (Gain)/Loss on sale of GNMA securities                      (1,160,134)      (11,858,633)
      Changes in operating assets and liabilities:
            Accrued interest receivable                                202,128         1,387,044
            Accounts payable                                                 0            (1,713)
            Accrued interest payable                                  (201,001)       (1,359,515)
                                                                  -------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (185,794)         (150,617)
                                                                  -------------------------------

INVESTING ACTIVITIES
     Dividends paid to parent                                       (5,000,000)       (5,000,000)
     Advances and notes with affiliate                               4,478,443        (1,313,773)
     Principal payments received on GNMA securities                 13,093,584        36,971,763
     Proceeds from sale of GNMA securities                          21,011,090       194,727,543
                                                                  -------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 33,583,117       225,385,533
                                                                  -------------------------------

FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit                  61,255            31,639
     Redemption of bonds payable                                   (33,470,000)     (225,315,000)
                                                                  -------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (33,408,745)     (225,283,361)
                                                                  -------------------------------


INCREASE (DECREASE) IN CASH                                            (11,422)          (48,445)
Cash at beginnning of year                                              20,679            91,465
                                                                  -------------------------------
                                          CASH AT SEPTEMBER 30,   $      9,257      $     43,020
                                                                  ===============================

See notes to financial statements

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                           September 30, 1999 and 1998


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Bonds Payable
 The long-term bonds payable of the Company are issued in series as follows:

                            Face                                                Bonds Outstanding
                            of Bonds        Interest     Maturity         December 31,      September 30,
Series     Issued           at Issue          Rate         Date               1998               1999
----------------------------------------------------------------------------------------------------------

 1993B      12/22/93           21,000,000     6.000     12/31/2024     $   16,914,000     $   15,491,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025         11,522,000         10,052,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025          9,624,000          8,993,000
 1995A      02/23/95            8,000,000     8.000     02/28/2026          3,508,000                  -
 1995B      03/30/95           21,000,000     7.500     03/31/2026         12,194,000                  -
 1995C      05/25/95            9,225,000     7.100     05/31/2026          6,971,000                  -
 1996A      04/25/96           12,500,000     7.000     04/30/2027         10,344,000          8,256,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         12,697,000         10,676,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          7,556,000          6,233,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027         10,577,000          8,736,000
                      ----------------------                        --------------------------------------

                         $    136,725,000                              $  101,907,000     $   68,437,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended September 30, 1999

     As of September 30, 1999, the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of October 31, 1999, the Company has exercised its option to redeem all Series issued previous to 1993 as well as Series 1993A, 1994C through 1994M, 1995A, 1995B and 1995C. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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


               DATE:  November 10, 1999

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