Form 10-K405
period 1999-12-31
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 2000-03-28
CIK 754591

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

  For the year ended December 31, 1999       Commission File No. 33-76642

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

  Aggregate market value of voting stock held by non-affiliates of the registrant at March 19, 2000:
                                 None

   Number of shares of Common Stock outstanding at March 20, 2000:
                             10,000 shares

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

     REMAC did not pay any dividends in 1996 or 1997. On May 31, 1999 and March 2, 1998, the Company declared and paid a dividends of $5,000,000.

Item 6.  Selected Financial Data

                                 In Thousands of Dollars
                    ---------------------------------------------------
                      1999       1998       1997       1996       1995
Interest Income     $ 5,728    $17,657    $29,785    $30,701    $35,245

Interest Expense      5,340     17,510     29,250     30,186     34,757

Total Assets         68,859    114,910    390,153    434,009    459,002

Bonds Payable        66,816    101,907    365,130    418,427    429,652


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                     Year ended December 31, 1999

     As of December 31, 1999, the Company has completed the issuance of ninety-one Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Group. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.


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

     As of December 31, 1999, the Company has exercised its option to redeem all Series issued previous to 1993 as well as Series 1993A, 1995C and 1994C through 1994M. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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

     As widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. In connection with its ongoing information system management efforts, REMAC has previously replaced or modified its key financial information and operational systems that were not year 2000 compliant. The financial impact of making the required system changes for year 2000 compliance were not material to REMAC's financial statements, and the Company has not experienced any impact from year 2000 on its financial or imformation systems.

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

Item 8.  Financial Statements and Supplementary Data:

        See Next Page

Ray Ellison Mortgage Acceptance Corp.

Financial Statements


Years Ended December 31, 1999, 1998, and 1997




Contents

Report of Independent Auditors ........................................1


Financial Statements

Balance Sheets ........................................................2
Statements of Income ..................................................3
Statements of Changes in Stockholder's Equity .........................4
Statements of Cash Flows ..............................................5
Notes to Financial Statements .........................................6

Report of Independent Auditors



Board of Directors
Ray Ellison Mortgage Acceptance Corp.

We have audited the accompanying balance sheets of Ray Ellison Mortgage Acceptance Corp., a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp., as of December 31, 1999 and 1998, and the related statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ray Ellison Mortgage Acceptance Corp. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


San Antonio, Texas
March 1, 2000

Ray Ellison Mortgage Acceptance Corp.

Balance Sheets
                                                               December 31
                                                         1999               1998
                                                  -------------------------------

Assets
Cash                                              $       1,202     $     20,679
Accrued interest receivable                             363,904          575,004
Underwriting fees and bond issuance expenses          2,266,477        3,574,777
Requisite funds on deposit                               58,734          128,276
Note receivable from affiliate                        2,790,799        7,479,550
Investment in GNMA securities                        67,238,870      102,678,159
   Plus (less):
     Fair value adjustment                           (2,108,030)       4,422,045
     Unamortized discount                            (2,469,287)      (3,968,055)
                                                  -------------------------------
                                                     62,661,553      103,132,149
                                                  -------------------------------
Deferred tax asset                                      716,730                -

Total assets                                      $  68,859,399     $114,910,435
                                                  ===============================


Liabilities and Stockholder's Equity
Liabilities:
   Accounts payable                               $      30,000     $     30,000
   Accrued interest                                     362,030          571,956
   Bonds payable                                     66,816,000      101,907,000
   Deferred tax liability                                     -        1,481,858
                                                  -------------------------------
Total liabilities                                    67,208,030      103,990,814

Stockholder's equity:
   Common stock, $1.00 par value, 10,000 shares
     authorized, issued and outstanding                  10,000           10,000
   Contributed capital                                3,032,669        4,256,119
   Accumulated other comprehensive income
     (loss), net of tax                              (1,391,300)       2,918,550
   Retained earnings                                          -        3,734,952
                                                  -------------------------------
Total stockholder's equity                            1,651,369       10,919,621
                                                  -------------------------------
Total liabilities and stockholder's equity        $  68,859,399     $114,910,435
                                                  ===============================


See accompanying notes.

Ray Ellison Mortgage Acceptance Corp.

Statements of Income


                                        Year Ended December 31
                                   1999           1998           1997
                                -----------------------------------------
Income:
   Interest income              $5,728,036   $17,657,263     $29,784,733
   Amortization of discount        635,302     1,745,220       1,903,889
   Gain on sales of GNMA
     securities                  1,160,134    14,081,320       1,350,942
                                -----------------------------------------
                                 7,523,472    33,483,803      33,039,564

Expense:
   Interest expense              5,340,957    17,510,900      29,249,560
   Amortization of underwriting
     fees and bond issuance
     expenses                    1,308,301     9,097,778       2,802,082
   General and administrative
                                   810,980       237,790         293,416
                                -----------------------------------------
                                 7,460,238    26,846,468      32,345,058
                                -----------------------------------------
Income before taxes                 63,234     6,637,335         694,506

Income tax expense
   Current taxes                    (7,349)    1,938,500         194,938
   Deferred taxes                   21,636       199,600          30,896
                                -----------------------------------------
                                    14,287     2,138,100         225,834
                                -----------------------------------------

Net income                      $   48,947   $ 4,499,235     $   468,672
                                =========================================

See accompanying notes.

Ray Ellison Mortgage Acceptance Corp.

Statements of Changes in Stockholder's Equity
                                                                           Accumulated
                                                                              Other
                                     Common Stock                         Comprehensive                          Total
                               -------------------------  Contributed      Income (Loss)       Retained          Equity
                                  Shares     Dollars        Capital         Net of Tax         Earnings         (Deficit)
                               ------------------------------------------------------------------------------------------------

Balance December 31, 1996         10,000     $ 10,000     $  2,122,681    $   4,886,757    $   3,767,045     $  10,786,483
   Net income                          -            -                -                -          468,672           468,672
   Change in unrealized gains
     and (losses) on available
     for sale securities, net
     of taxes and
     reclassification
     adjustment                        -            -                -        5,990,413                -         5,990,413
                               ----------------------------------------------------------------------------------------------
   Total comprehensive
     income                            -            -                -                -                -         6,459,085
   Contribution of capital             -            -          194,938                -                -           194,938
                               ----------------------------------------------------------------------------------------------
Balance December 31, 1997         10,000       10,000        2,317,619       10,877,170        4,235,717        17,440,506
   Net income                          -            -                -                -        4,499,235         4,499,235
   Change in unrealized gains
     and (losses) on available
     for sale securities, net
     of taxes and
     reclassification
     adjustment                        -            -                -       (7,958,620)               -        (7,958,620)
                               ----------------------------------------------------------------------------------------------
   Total comprehensive (loss)          -            -                -                -                -        (3,459,385)
   Contribution of capital             -            -        1,938,500                -                -         1,938,500
   Dividend                            -            -                -                -       (5,000,000)       (5,000,000)
                               ----------------------------------------------------------------------------------------------
Balance December 31, 1998         10,000       10,000        4,256,119        2,918,550        3,734,952        10,919,621
   Net income
                                       -            -                -                -           48,947            48,947
   Change in unrealized gains
     and (losses) on available
     for sale securities, net
     of taxes and
     reclassification
     adjustment                        -            -                -       (4,309,850)               -        (4,309,850)
                               ----------------------------------------------------------------------------------------------
   Total comprehensive (loss)          -            -                -                -                -        (4,260,903)
   Distribution of capital             -            -           (7,349)               -                -            (7,349)
   Dividend                            -            -       (1,216,101)               -       (3,783,899)       (5,000,000)
                               ----------------------------------------------------------------------------------------------

Balance December 31, 1999         10,000     $ 10,000     $  3,032,669    $  (1,391,300)   $           0     $   1,651,369
                               ==============================================================================================

See accompanying notes.

Ray Ellison Mortgage Acceptance Corp.

Statements of Cash Flows


                                                                 Year Ended December 31
                                                         1999             1998              1997
                                                  ---------------------------------------------------

Operating Activities
Net income                                          $     48,947     $   4,499,235     $    468,672
Adjustments to reconcile net income to net
   cash (used in) provided by operating
   activities:
     Income tax                                           14,287         2,138,100          225,834
     Amortization of discount                           (635,302)       (1,745,220)      (1,903,889)
     Amortization of underwriting fees and
       bond issuance expenses                          1,308,301         9,097,778        2,802,082
     Gain on sale of GNMA securities                  (1,160,134)      (14,081,320)      (1,350,942)
     Changes in operating assets and
       liabilities:
       Accrued interest receivable                       211,100         1,626,241          328,835
       Accounts payable                                        -            (1,713)           1,713
       Accrued interest payable                         (209,926)       (1,597,536)        (331,060)
                                                  ---------------------------------------------------
Net cash (used in) provided by operating
   activities                                           (422,727)          (64,435)         241,245

Investing Activities
Net decrease (increase) in note receivable
   from affiliate                                      4,688,751        (2,658,898)      (1,306,846)
Principal payments received on GNMA securities
                                                      14,724,867        46,497,187       39,397,934
Purchase of GNMA securities                                    -                 -      (12,091,679)
Proceeds from sale of GNMA securities                 21,011,090       224,318,322       27,617,384
                                                  ---------------------------------------------------
Net cash provided by investing activities             40,424,708       268,156,611       53,616,793

Financing Activities
Cash dividend to parent                               (5,000,000)       (5,000,000)               -
Net (increase) decrease in requisite funds
   on deposit                                             69,542            60,038          (54,517)
Increase in underwriting fees and bond
   issuance expenses                                           -                 -         (466,936)
Proceeds from sales of bonds                                   -                 -       12,500,000
Redemption of bonds payable                          (35,091,000)     (263,223,000)     (65,797,000)
                                                  ---------------------------------------------------
Net cash used in financing activities                (40,021,458)     (268,162,962)     (53,818,453)
                                                  ---------------------------------------------------

Change in cash                                           (19,477)          (70,786)          39,585

Cash at beginning of year                                 20,679            91,465           51,880
                                                  ---------------------------------------------------
 Cash at end of year                                $      1,202     $      20,679     $     91,465
                                                  ===================================================

See accompanying notes.

                     Ray Ellison Mortgage Acceptance Corp.

                         Notes to Financial Statements

                       December 31, 1999, 1998, and 1997


1.  Significant Accounting Policies

Nature of Business

Ray Ellison Mortgage Acceptance Corp. (Company) is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public. Based on the nature of the business, the Company operates in one segment as defined in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Basis of Presentation

The Company was incorporated in the state of Texas on October 1, 1984 and is a wholly owned subsidiary of Ray Ellison Mortgage Investment Corp. (REMIC).


Underwriting Fees, Bond Issuance Expenses, and Unamortized Discount

The Company amortizes the underwriting fees and bond issuance expenses (fees) and the discount on GNMA (Government National Mortgage Association) securities by the level yield method. Underwriting fees and bond issuance expenses at December 31, 1999 and 1998 are reported net of accumulated amortization of $2,872,347 and $16,433,694, respectively. Any unamortized underwriting fees and bond issuance expenses remaining upon redemption of the bonds are expensed.

Fair Values of Financial Instruments

The fair values of the Company's GNMA securities and bonds payable are estimated based on quoted market prices. The carrying values of all other financial instruments reported in the balance sheets approximate fair values.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


1.  Significant Accounting Policies (continued)

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

Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholder's equity, such as unrealized gains and losses on available for sale securities, and bypass net income. The provisions of SFAS No. 130 are effective for 1998, and prior years' financial statements have been restated to reflect the required provisions. The cost of securities sold and the amount reclassified out of accumulated other comprehensive income was determined using the specific identification method

The components of other comprehensive income are:

                                                                Year Ended December 31
                                                         1999                1998               1997
                                            ---------------------------------------------------------

Unrealized gains (losses) on available for
   sale securities (before income tax)       $    (5,464,503)     $      925,918      $   9,445,145
Income tax (expense) benefit on unrealized
   gains and losses                                1,857,931            (314,812)        (3,211,349)
                                            ---------------------------------------------------------
Unrealized gains (losses) on available for
   sale securities net of tax                $   (3,606,572)      $      611,106      $   6,233,796


                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


1.  Significant Accounting Policies (continued)

                                                                Year Ended December 31
                                                 1999              1998               1997
                                            ---------------------------------------------------

Reclassification adjustment for realized
   gains on available for sale securities
   (before income tax)                       $(1,065,572)     $(12,984,433)        $ (368,762)
Income tax benefit on realized gains and
   losses                                        362,294         4,414,707            125,379
                                            ---------------------------------------------------
Reclassification adjustment for realized
   gains on available for sale securities
   net of tax                                  (703,278)        (8,569,726)          (243,383)
                                            ---------------------------------------------------

Other comprehensive income (loss),  net of
   tax                                       $(4,309,850)     $ (7,958,620)        $5,990,413
                                            ===================================================

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

As of December 31, 1999 and 1998, cash in the amount of $58,734 and $128,276, respectively, had been deposited with the Trustee to satisfy the Company's obligations relative to such requisite funds.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


3.  Assets Subject to Lien

Substantially all of the assets of the Company are pledged as security for the long-term bonds payable.

4.  Bonds Payable

The Company has filed six shelf registrations authorizing a total issuance of $1,600,000,000 in long-term bonds. The long-term bonds payable of the Company are issued in series as follows:

                              Face                                            Bonds Outstanding
                            of Bonds        Interest     Maturity                December 31
  Series     Issued         at Issue          Rate         Date            1999               1998
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




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                        December 31, 1999, 1998, and 1997


4.  Bonds Payable (continued)

                              Face                                            Bonds Outstanding
                            of Bonds        Interest     Maturity                December 31
  Series     Issued         at Issue          Rate         Date            1999               1998
----------------------------------------------------------------------------------------------------------

 1987C      09/30/87     $     10,000,000     9.500%    11/28/2018     $            -     $            -
 1987D      10/29/87           15,000,000     9.750     12/31/2018                  -                  -
 1987E      11/25/87           16,000,000    10.000     01/31/2019                  -                  -
 1987F      11/25/87           16,655,000     9.500     01/31/2019                  -                  -
 1988A      01/27/88           15,000,000     9.500     03/31/2019                  -                  -
 1988B      02/25/88           13,925,000     9.000     04/30/2019                  -                  -
 1988C      02/25/88           10,000,000     8.500     04/30/2019                  -                  -
 1988D      03/30/88           14,950,000     8.750     05/31/2019                  -                  -
 1988E      05/26/88           18,000,000     9.125     07/31/2019                  -                  -
 1988F      06/23/88           33,000,000     9.375     08/31/2019                  -                  -
 1988G      06/23/88           14,000,000     9.450     08/31/2019                  -                  -
 1988H      07/28/88           15,000,000     9.125     09/30/2019                  -                  -
 1988I      08/25/88           25,000,000     9.375     10/31/2019                  -                  -
 1988J      08/25/88           22,000,000     9.200     10/31/2019                  -                  -
 1988K      09/29/88           17,000,000     9.150     11/30/2019                  -                  -
 1988L      10/27/88           20,000,000     9.100     12/31/2019                  -                  -
 1988M      11/23/88           30,000,000     9.000     01/31/2020                  -                  -
 1989A      01/25/89           22,000,000     9.500     03/31/2020                  -                  -
 1989B      01/25/89           17,000,000     9.600     03/31/2020                  -                  -
 1990A      05/24/90            5,000,000     9.500     05/31/2021                  -                  -
 1990B      08/30/90           15,150,000     9.000     08/31/2021                  -                  -
 1990C      09/27/90           10,000,000     9.100     09/30/2021                  -                  -
 1990D      09/27/90           10,000,000     9.000     09/30/2021                  -                  -
 1990E      10/25/90           10,000,000     9.150     10/31/2021                  -                  -
 1990F      10/25/90           14,500,000     9.050     10/31/2021                  -                  -
 1990G      11/21/90           15,000,000     9.000     11/30/2021                  -                  -
 1990H      12/27/90            8,000,000     8.500     12/31/2021                  -                  -
 1991A      02/21/91            9,000,000     8.100     02/28/2022                  -                  -
 1991B      03/28/91            5,000,000     8.100     03/31/2022                  -                  -
 1991C      04/25/91            6,000,000     8.150     04/30/2022                  -                  -
 1991D      05/30/91           12,650,000     8.150     05/31/2022                  -                  -
 1991E      06/27/91           28,500,000     8.500     06/30/2022                  -                  -
 1991F      07/25/91           18,000,000     8.450     07/31/2022                  -                  -
 1991G      08/29/91           18,000,000     8.000%    08/31/2022                  -                  -
 1991H      09/26/91           14,000,000     7.875     09/30/2022                  -                  -




                      Ray Ellison Mortgage Acceptance Corp.

                    Notes to Financial Statements (continued)

                        December 31, 1999, 1998, and 1997


4.  Bonds Payable (continued)

                              Face                                            Bonds Outstanding
                            of Bonds        Interest     Maturity                December 31
  Series     Issued         at Issue          Rate         Date            1999               1998
----------------------------------------------------------------------------------------------------------

 1991I      11/27/91     $     13,000,000     7.500%    11/30/2022     $            -     $            -
 1991J      12/23/91            7,000,000     7.500     12/31/2022                  -                  -
 1992A      03/26/92           21,000,000     7.250     03/31/2023                  -                  -
 1992B      04/23/92            6,500,000     7.400     04/30/2023                  -                  -
 1992C      05/28/92           17,500,000     7.600     05/31/2023                  -                  -
 1992D      06/25/92           24,000,000     7.400     06/30/2023                  -                  -
 1992E      07/30/92           19,000,000     7.150     07/31/2023                  -                  -
 1992F      08/27/92            8,000,000     6.600     08/31/2023                  -                  -
 1992G      11/25/92           47,250,000     7.000     11/30/2023                  -                  -
 1992H      12/23/92           23,600,000     7.100     12/31/2023                  -                  -
 1992I      12/23/92           14,300,000     7.050     12/31/2023                  -                  -
 1993A      01/28/93           24,000,000     7.000     01/31/2024                  -                  -
 1993B      12/22/93           21,000,000     6.000     12/31/2024         15,326,000         16,914,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025          9,786,000         11,522,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025          8,770,000          9,624,000
 1994C      03/24/94           10,000,000     6.500     03/31/2025                  -                  -
 1994D      05/26/94           19,500,000     7.400     05/31/2025                  -                  -
 1994E      05/26/94           13,950,000     7.500     05/31/2025                  -                  -
 1994F      06/23/94           16,000,000     7.300     06/30/2025                  -                  -
 1994G      07/28/94           16,500,000     7.125     07/31/2025                  -                  -
 1994H      07/28/94           24,150,000     7.500     07/31/2025                  -                  -
 1994I      08/25/94           16,050,000     7.500     08/31/2025                  -                  -
 1994J      09/29/94           18,600,000     7.500     09/30/2025                  -                  -
 1994K      11/23/94           15,000,000     8.000     11/30/2025                  -                  -
 1994L      12/28/94           15,000,000     8.100     12/31/2025                  -                  -
 1994M      12/28/94           16,500,000     8.000     12/31/2025                  -                  -
 1995A      02/23/95            8,000,000     8.000     02/28/2026                  -          3,508,000
 1995B      03/30/95           21,000,000     7.500     03/31/2026                  -         12,194,000
 1995C      05/25/95            9,225,000     7.100     05/31/2026                  -          6,971,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027          8,041,000         10,344,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027         10,387,000         12,697,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          6,056,000          7,556,000
 1997A      04/24/97           12,500,000     7.000     04/30/2028          8,450,000         10,577,000
                      ----------------------                        --------------------------------------

                         $  1,372,291,000                              $   66,816,000     $  101,907,000
                      ======================                        ======================================

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


4.  Bonds Payable (continued)

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

Cash paid for interest was  $5,550,883,  $19,108,436,  and  $29,580,620  for the
years ended December 31, 1999, 1998, and 1997, respectively.

5.  Related Party Transactions

The Company was organized to facilitate the financing of long-term mortgage loans through the issuance and sale of GNMA-collateralized bonds. The bonds issued represent obligations solely of the Company and are not guaranteed by any of its affiliates.

The Company entered into a revolving note receivable with an affiliated company on October 31, 1992 for $20,000,000. The note is due on demand, or if no demand is made, on December 31, 2000. Interest is due monthly at the prime rate. The balance outstanding relating to this note at December 31, 1999 and 1998 was $2,790,799 and $7,479,550, respectively.

Notes and advances to affiliated companies bear interest at the current market rates. Net interest income earned from affiliates for advances totaled $392,470, $350,506, and $333,322 in 1999, 1998, and 1997, respectively.

GNMA securities are purchased and sold through an affiliated company at a cost which approximates market.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


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

General and administrative services for the Company including accounting, legal, and other administrative functions are provided by affiliated companies. Fees for general and administrative services were $737,985, $96,000, and $112,124 in 1999, 1998, and 1997, respectively.

6.  Stockholder's Equity

The Company declared and paid $5,000,000 in dividends on May 31, 1999 and on March 2, 1998. No dividends were paid in 1997.

7.  Federal Income Taxes

The Company files a consolidated federal income tax return with its parent. Under its intercompany tax sharing agreement with its parent, current federal income tax paid by the Company is based on the relationship of the Company's taxable income to the total taxable income of all profitable members of the consolidated group. Current federal income tax expense is allocated to profitable members of the consolidated group only if the consolidated group has a current federal income tax expense. Any taxes allocated to the Company under this agreement are payable to the parent.

FAS 109 requires the recognition of income taxes among members of a consolidated group as if each member had filed a separate return. The Company's income tax expense under its intercompany tax sharing agreement varies from that recognized under FAS 109. Charges and credits to contributed capital or retained earnings result from applying the provisions of FAS 109 when cash payments or receipts of taxes are not required to be

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


7.  Federal Income Taxes (continued)

made to or from the parent under the intercompany tax sharing agreement. During the year ended December 31, 1999, a charge to contributed capital of $7,349 was recorded to reflect the income tax benefit that must be recorded under FAS 109 but will not be received from the parent under the Company's intercompany tax sharing agreement. During the years ended December 31, 1998, and 1997, contribution of capital of $1,938,500, and $194,938, respectively, was recorded to reflect the income tax benefit that must be recorded under FAS 109 but will not be paid to the parent under the Company's intercompany tax sharing agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only significant components of the Company's deferred tax assets and liabilities relate to a deductible temporary difference of $0 and $84,851 at December 31, 1999 and 1998, respectively, resulting from an excess of tax basis on GNMA securities over that recorded for financial reporting purposes and a book gain (loss) of $(2,108,030) and $4,422,045 at December 31, 1999 and 1998, respectively, resulting from the adjustment to fair value of the Company's investment in GNMAs.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34% to income tax expense is:

                                                 1999         1998        1997
                                            --------------------------------------

     Tax expense at U.S. statutory rate      $  21,499   $ 2,256,694   $ 236,132
     Increase (decrease) in deferred tax
       asset valuation allowance                (7,212)     (118,594)    (10,298)
                                            --------------------------------------

                                             $  14,287   $ 2,138,100   $ 225,834
                                            ======================================


                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


8.  Fair Values of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:


                             December 31, 1999            December 31, 1998
                        --------------------------------------------------------
                          Carrying      Estimated      Carrying      Estimated
                           Amount      Fair Value       Amount       Fair Value
                        --------------------------------------------------------

     Cash               $     1,202    $     1,202   $     20,679   $     20,679
     Note receivable
       from affiliate     2,790,799      2,790,799      7,479,550      7,479,550
     GNMA securities
                         64,769,583     62,661,553     98,710,104    103,132,149
     Bonds payable       66,816,000     62,644,210    101,907,000    100,414,430

The Company is in the business of purchasing GNMA securities for investment financed by the issuance of bonds to the public. All securities are pledged as collateral for the bonds payable. As discussed in Note 4, the bonds can be redeemed at the option of the Company after the fourth anniversary of the particular Bond Series. All bond redemptions are at par; therefore, the Company will not realize a gain or loss on the disposition of the bonds under its optional call provisions. The fair values of the GNMA securities (see Note 1 Fair Values of Financial Instruments) fluctuate significantly as interest rates change; therefore, fair values as of the future redemption dates may vary significantly from those stated above. When the market is such that the value of GNMA securities is less than par, the Company has the expectation that they would be held to maturity as collateral for the related GNMA-collateralized Bonds, or until the market value rose, whichever is sooner, and the Company would not realize any unrealized losses. All GNMA securities contractually mature after December 31, 2010. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                      Ray Ellison Mortgage Acceptance Corp.

                        December 31, 1999, 1998, and 1997


9.  GNMA Securities

The amortized cost, estimated market values, and gross unrealized gains and losses for GNMA Securities at December 31, 1999 and 1998 are as follows:

                                              December 31
                                        1999               1998
                                    -------------------------------

     GNMA securities:
       Amortized cost               $64,769,583       $ 98,710,104
       Gross unrealized gains                 -          4,422,045
       Gross unrealized (losses)     (2,108,030)                 -
                                    -------------------------------

     Estimated market value         $62,661,553       $103,132,149
                                    ===============================

Item 9.  Disagreements on Accounting and Financial Disclosure.

             None.

Item 10.  Directors and Executive Officers.


     The following is a list of REMAC's directors and executive officers. All of such directors and executive officers have served in their respective capacities since the dates described below.

     Name                       Age         Position
     -----------               ----        ---------------------
     Jack Biegler               56         President, Secretary
                                                and Director

     Goodhue W. Smith, III      50         Director

     Locksley Simmons           41         Director, Vice President,
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

     Mr.  Biegler was initially  elected as an officer of the Company on October
1, 1984, and was most recently reelected on December 31, 1999. Ms. Simmons was initially elected as Vice President, Treasurer, and Assistant Secretary of the Company on April 11, 1988 and was reelected December 31, 1999; Ms. Simmons was initially appointed as a Director for the Company on December 31, 1996; Mr. Smith was initially elected to his position with the Company on March 30, 1990, and was reelected December 31, 1999, in each case to hold office during the term for which they are elected and until their successors are elected and qualify in accordance with the terms of REMAC's Articles of Incorporation and the laws of the State of Texas.

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

     Set forth below is certain information as to the beneficial ownership of each class of equity securities of Ray Ellison Mortgage Investment Corp., the parent corporation of the Issuer, as of March 15, 2000

                                          Amount and       Percent
                      Name of              Beneficial         of
Title of Class      Beneficial Owner       Ownership (1)    Class
-------------------------------------------------------------------------

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

        Not Applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)(1) Financial Statements

       The following financial statements are included in Part II,

       Item 8:
               Report of Independent Auditors
               Balance Sheets - December 31, 1999 and  1998
               Statements of Income and Comprehensive Income
                        -Years ended December 31, 1999, 1998 and 1997
               Statements of Changes in Stockholder's Equity
                        -Years ended December 31, 1999, 1998, and 1997
               Statements of Cash Flows
                        -Years ended December 31, 1999, 1998, and 1997
               Notes to financial statements



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

                                             Ray Ellison Mortgage
                                             Acceptance Corp.
                                             (Registrant)

March 24, 2000                           By       /s/Jack Biegler
                                           -----------------------------
                                           Jack Biegler
                                           President, (Principal Executive
                                           Officer) Director, and Secretary


March 24, 2000                           By       /s/Locksley Simmons
                                           ------------------------------
                                           Locksley Simmons, Director
                                           Vice President, Treasurer,
                                           (Chief Financial Officer and
                                           Principal Accounting Officer)
                                           and Assistant Secretary


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

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