Form 10-Q
period 2000-06-30
ELLISON RAY MORTGAGE ACCEPTANCE CORP
filed 2000-07-21
CIK 754591

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


        For Quarter Ended June 30, 2000 Commission File Numbers 33-76642

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

          Class                          Outstanding at July 21, 2000
---------------------------------        -------------------------------
Common  Stock,  $1.00  par  value                10,000 shares

                      RAY ELLISON MORTGAGE ACCEPTANCE CORP.

                               INDEX TO FORM 10-Q


                          Quarter Ended June 30, 2000



     Part I.   Financial Information
               ----------------------

     Item 1.   Financial Statements

             Balance Sheets (Unaudited)
               June 30, 2000 and
               December 31, 1999                         6 of 15


             Statements of Income and Comprehensive
              Income (Unaudited)
               Three and six months ended
               June 30, 2000 and 1999                    7 of 15

             Statements of Cash Flows (Unaudited)
               Three and six months ended
               June 30, 2000 and 1999                    8 of 15

             Notes to Unaudited Financial Statements     9 of 15

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation                 10 of 15


     Part 11.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K         14 of 15

     Item 1.   Financial Statements

               See next page.

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

BALANCE SHEETS
                                                (Unaudited)
                                                  JUNE 30,      DECEMBER 31,
                                                    2000            1999
                                              --------------   -------------
ASSETS
  Cash                                          $     1,537     $     1,202
  Accrued interest receivable                       342,418         363,904
  Underwriting fees and bond issuance
     expenses                                     2,105,044       2,266,477
  Requisite funds on deposit                         57,958          58,734
  Notes Receivable from affiliates                2,848,799       2,790,799

  Investment in GNMA securities                  63,252,752      67,238,870
  Fair value adjustment                          (1,515,027)     (2,108,030)
  Less:  unamortized discount                    (2,293,723)     (2,469,287)
                                              --------------   -------------
                                                 59,444,002      62,661,553

Deferred Tax Asset                                  515,109         716,730

                                              --------------   -------------
                                                $65,314,867     $68,859,399
                                              ==============   =============

LIABILITIES
  Accounts payable                              $    30,000     $    30,000
  Accrued interest                                  340,650         362,030
  Bonds payable                                  62,855,000      66,816,000
  Deferred tax liability                                  -               -
                                              --------------   -------------
                                                 63,225,650      67,208,030

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $1.00 par value,
    10,000 shares authorized,
    issued and outstanding                           10,000          10,000
  Contributed capital                             3,048,467       3,032,669
  Unrealized gains (losses) on
    available-for-sale securities,
    net of tax                                     (999,918)     (1,391,300)
  Retained earnings                                  30,668               0

                                              --------------   -------------
                                                  2,089,217       1,651,369

                                              --------------   -------------
                                                $65,314,867     $68,859,399
                                              ==============   =============

See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                               Three Months Ending          Six Months Ending
                                                     June 30,                     June 30,
                                               2000            1999         2000          1999
                                          ---------------------------------------------------------

INCOME
    Interest Income                        $ 1,112,637    $ 1,478,678   $ 2,252,211   $ 3,280,550
    Amortization of discount                    93,354        154,599       175,564       441,517
    Gain on sales of GNMA securities                 0        651,627             0       918,621
                                          ---------------------------------------------------------
                                             1,205,991      2,284,904     2,427,775     4,640,688

EXPENSE
    Interest expense                         1,046,790      1,370,878     2,124,650     3,020,088
    Amortization of underwriting fees
    and bond issuance expenses                  85,917        494,913       161,432       900,097
    General and administrative                  59,111         37,467        95,227       461,512
                                          ---------------------------------------------------------
                                             1,191,818      1,903,258     2,381,309     4,381,697
                                          ---------------------------------------------------------


    Income before taxes                         14,173        381,646        46,466       258,991


Income tax expense (benefit):
    Current taxes                                4,818         89,077        15,798        44,810
    Deferred taxes                                   0         19,714             0        21,637

                                          ---------------------------------------------------------
                                                 4,818        108,791        15,798        66,447
                                          ---------------------------------------------------------
    Net Income                                   9,355        272,855        30,668       192,544
                                          ---------------------------------------------------------

Other Comprehensive Income
   Unrealized gains (losses) on
    available-for-sale securities
        (net of income tax)                    (94,598)    (1,454,755)      148,392    (2,344,379)
   Less:  reclassification adj
        (net of income tax)                          0       (377,655)            0      (548,616)
                                          ---------------------------------------------------------
                                               (94,598)    (1,832,410)      148,392    (2,892,995)
                                          ---------------------------------------------------------
Comprehensive Income                       $   (85,243)   $(1,559,555)  $   179,060   $(2,700,451)
                                          =========================================================

See notes to financial statements

RAY ELLISON MORTGAGE ACCEPTANCE CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                       Six Months Ended
                                                                            June 30,
                                                                     2000              1999
                                                                ------------------------------

OPERATING ACTIVITIES
     Net income (loss)                                          $    30,668      $    192,544
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Income tax expense (benefit)                             15,798            66,447
        Amortization of discount                                   (175,564)         (441,517)
        Amortization of underwriting fees and bond
            issuance expense                                        161,432           900,097
        (Gain)/Loss on sale of GNMA securities                            0          (918,621)
      Changes in operating assets and liabilities:
            Accrued interest receivable                              21,487           150,048
            Accounts payable                                              0             1,571
            Accrued interest payable                                (21,380)         (149,024)
                                                                ------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  32,441          (198,455)
                                                                ------------------------------

INVESTING ACTIVITIES
     Dividends paid to parent                                             0        (5,000,000)
     Advances and notes with affiliate                              (58,000)        4,563,414
     Principal payments received on GNMA securities               3,986,118        10,407,949
     Proceeds from sale of GNMA securities                                0        14,645,751
                                                                ------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               3,928,118        24,617,114
                                                                ------------------------------

FINANCING ACTIVITIES
     Decrease (increase) in requisite funds on deposit                  776            61,986
     Redemption of bonds payable                                 (3,961,000)      (24,485,000)
                                                                ------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (3,960,224)      (24,423,014)
                                                                ------------------------------

INCREASE (DECREASE) IN CASH                                             335            (4,355)
Cash at beginnning of year                                            1,202            20,679
                                                                ------------------------------
                                            CASH AT JUNE 30,    $     1,537      $     16,324
                                                                ==============================


See notes to financial statements

                      Ray Ellison Mortgage Acceptance Corp.

                     Notes to Unaudited Financial Statements

                             June 30, 2000 and 1999


1.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   Bonds Payable
 The long-term bonds payable of the Company are issued in series as follows:

                            Face                                              Bonds Outstanding
                            of Bonds        Interest     Maturity          June 30,         December 31,
Series     Issued           at Issue          Rate         Date              2000               2000
----------------------------------------------------------------------------------------------------------

 1993B      12/22/93           21,000,000     6.000     12/31/2024     $   14,258,000     $   15,326,000
 1994A      01/27/94           15,000,000     6.000     01/31/2025          9,154,000          9,786,000
 1994B      02/24/94           13,000,000     6.000     02/28/2025          8,356,000          8,770,000
 1996A      04/25/96           12,500,000     7.000     04/30/2027          7,664,000          8,041,000
 1996B      05/30/96           15,500,000     7.000     05/31/2027          9,728,000         10,387,000
 1996C      09/26/96            9,000,000     7.100     09/30/2027          5,633,000          6,056,000
 1997A      04/24/97           12,500,000     7.000     04/30/2027          8,062,000          8,450,000
                      ----------------------                        --------------------------------------

                         $     98,500,000                              $   62,855,000     $   66,816,000
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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operation.



                        Quarter ended March 31, 2000

     As of June 30, 2000 the Company has completed the issuance of ninety-two Series of its GNMA-Collateralized Bonds (Bonds). Each Series of Bonds has been assigned a bond rating of AAA by Standard & Poors Ratings Groups. Proceeds from the sale of each Series of Bonds have been used by the Company to purchase GNMA (Government National Mortgage Association) securities from affiliated companies. The GNMA securities purchased are pledged as collateral for one or more Series of the Company's Bonds.

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

     As of June 30, 2000, the Company has exercised its option to redeem all Series issued previous to 1993 as well as Series 1993A, 1994C through 1994M, 1995A, 1995B and 1995C. These calls produced significant gains for the Company. The Company has exercised its option to redeem GMNA-Collateralized Bond Series whenever the Series were callable and the interest rate on the series was above the current market interest rate. Management anticipates calling any above-market interest rate Bond Series at the earliest date permitted under the respective prospectus supplement for such Bond Series.

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


               DATE:  July 21, 2000

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